Form 10-Q
period 1996-06-30
HOLOPAK TECHNOLOGIES INC
filed 1996-08-14
CIK 877928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                    JUNE 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________

Commission File Number 0-19453


                           HOLOPAK TECHNOLOGIES, INC.
              Exact name of registrant as specified in its charter


          Delaware                                     51-0323272
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

                9 COTTERS LANE, EAST BRUNSWICK, NEW JERSEY 08816
              (Address of principal executive offices) (Zip Code)

      (Registrant's telephone number, including area code)  (908) 238-2883

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES    X     NO
                                                      -------     -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                     OUTSTANDING AT 7/31/96
                 -----                     ----------------------


Common Stock, $ .01 Par Value                      2,796,403
Class A Common Stock, $ .01 Par Value                753,086

                  HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                 PAGE NUMBER
                                                                                 -----------
PART I:  FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Balance Sheets as of June 30, 1996
                 (Unaudited) and March 31, 1996                                        1

                 Consolidated Statements of Operations (Unaudited) for the Three
                 Months June 30, 1996 and 1995                                         2

                 Consolidated Statements of Cash Flows (Unaudited) for the Three
                 Months Ended June 30, 1996 and 1995                                   3

                 Notes to Consolidated Financial Statements                            4


Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                   6


PART II:         OTHER INFORMATION                                                     9


SIGNATURES                                                                            10


EXHIBIT                                                                               11

                  HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                           JUNE 30,       MARCH 31,
                                                                                            1996            1996
                                                                                          UNAUDITED
                                                                                         -----------     -----------
                                ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents...........................................................  $    945,328    $  1,999,609
   Accounts Receivable, less allowance
     for doubtful accounts of $42,000 and $81,000......................................     7,966,070       6,582,515
   Inventories  .......................................................................     8,297,904       8,149,598
   Prepaid Expenses....................................................................       472,799         411,748
   Due From Related Parties............................................................        46,789          20,000
   Prepaid Income Taxes ...............................................................     1,241,481       1,200,162
   Deferred Income Taxes ..............................................................       307,468         307,468
   Other Current Assets ...............................................................        16,081          16,470
                                                                                         ------------    ------------

TOTAL CURRENT ASSETS...................................................................    19,293,920      18,687,570

Property and Equipment, Net ...........................................................    10,569,093      10,638,555

Excess of Cost over Fair Value of Assets Acquired, less
  accumulated amortization of $1,411,671  as of June, 1996 and $1,361,930 as of
  March, 1996..........................................................................     6,949,144       6,998,885
Other Assets...........................................................................       149,088         149,088
                                                                                         ------------    ------------


TOTAL  ASSETS..........................................................................  $ 36,961,245    $ 36,474,098
                                                                                         ============    ============


                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Bank Borrowings  ...................................................................  $    400,000    $      -
   Current Maturities of Long- Term Debt  .............................................     1,752,500       1,752,500
   Accounts Payable and Accrued Liabilities............................................     3,993,840       3,642,661
                                                                                         ------------    ------------

TOTAL CURRENT LIABILITIES..............................................................     6,146,340       5,395,161

Long-Term Debt  .......................................................................     2,394,375       2,832,500
Deferred Income Taxes  ................................................................     1,689,092       1,740,128
                                                                                         ------------    ------------

TOTAL LIABILITIES......................................................................    10,229,807       9,967,789
                                                                                         ------------    ------------

Commitments and Contingencies .........................................................         -               -

STOCKHOLDERS' EQUITY
    Preferred Stock: $.01 par value: 10,000,000 shares authorized; none issued.........         -               -
    Common Stock; $.01 par value; 10,000,000 shares authorized;  2,796,403 shares issued       27,964          27,964
    Class A Common Stock; $.01 par value: 2,000,000 shares authorized; 753,086 shares
       convertible to Common Stock at any time at the stockholder's option.............         7,531           7,531
   Class B Common Stock, $.01 par value; 700,000 shares authorized; none issued........         -               -
    Additional paid-in capital.........................................................    22,228,094      22,228,094
    Retained Earning...................................................................     6,173,456       5,926,661
    Cumulative Translation Adjustment..................................................      (434,122)       (412,456)
                                                                                         ------------    ------------

                                                                                           28,002,923      27,777,794
    Less:  Common Stock (201,800 shares) Held In the Treasury, at cost ................    (1,271,485)     (1,271,485)
                                                                                         ------------    ------------

Total Stockholders' Equity.............................................................    26,731,438      26,506,309
                                                                                         ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............................................  $ 36,961,245    $ 36,474,098
                                                                                         ============    ============




                See notes to consolidated financial statements.

                  HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                          1996           1995
                                                                       (UNAUDITED)    (UNAUDITED)
                                                                       ------------   ------------
NET REVENUES...................................................        $11,864,154    $12,054,009

Cost of Sales..................................................          9,557,984      9,474,131
                                                                       ------------   ------------

Gross Profit...................................................          2,306,170      2,579,878

Selling, General and Administrative Expenses...................          1,972,807      1,999,137
                                                                       ------------   ------------

Operating Income ..............................................            333,363        580,741


Interest Income................................................             22,153         39,623
Interest Expense...............................................             76,791        142,743
                                                                       ------------   ------------


INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES..........            278,725        477,621

Provision for Income Taxes  ...................................             31,930        142,774
                                                                       ------------   ------------


NET INCOME ....................................................        $   246,795    $   334,847
                                                                       ============   ============

EARNINGS PER COMMON SHARE AND COMMON
    SHARE EQUIVALENT

    NET INCOME ................................................        $      0.07    $      0.10
                                                                       ============   ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    AND COMMON SHARE EQUIVALENTS OUTSTANDING...................          3,372,732      3,517,989
                                                                       ------------   ------------



                   See notes to consolidated financial statements.

                  HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   THREE MONTHS ENDED
                                                                                         JUNE 30,
                                                                                 1996              1995
                                                                              (UNAUDITED)       (UNAUDITED)
                                                                              ------------     -------------
OPERATING ACTIVITIES
NET INCOME ................................................................   $   246,795      $    334,847
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation .........................................................       629,193           603,966
     Amortization..........................................................        49,741            64,077
     (Increase) in accounts receivable.....................................    (1,390,516)         (787,312)
     (Increase) in inventories.............................................      (155,898)         (550,939)
     (Increase)  in prepaid expenses.......................................       (61,399)          (37,579)
     Decrease (Increase)  in due from related parties......................       (26,789)            1,979
     Decrease (Increase) in prepaid income taxes...........................       (41,317)           65,929
     Decrease (Increase) in other current assets...........................           389           (24,434)
     (Increase) in other assets............................................         -                (1,705)
     Increase in accounts payable and accrued liabilities..................       355,018            85,806
     (Decrease) in deferred income taxes...................................       (49,628)          (53,594)
                                                                              -----------      ------------
        NET CASH (USED) IN OPERATING ACTIVITIES............................      (444,411)         (298,959)
                                                                              -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures...................................................      (570,082)         (278,033)
    Proceeds from discontinued operations..................................        -                499,537
                                                                               ----------      ------------

        NET CASH PROVIDED (USED) PROVIDED BY INVESTING ACTIVITIES..........      (570,082)          221,504
                                                                              -----------      ------------

CASH FLOW FROM FINANCING ACTIVITIES
    Net (decrease) increase from short-term borrowings.....................       400,000          (522,208)
    Repayment of long-term borrowings......................................      (438,125)         (438,125)
                                                                              -----------      ------------
        NET CASH (USED) IN FINANCING ACTIVITIES............................       (38,125)         (960,333)
                                                                              -----------      ------------

Effect of exchange rate changes on cash and cash equivalents...............        (1,663)          (21,213)
                                                                              -----------      ------------
Net (decrease)  in Cash and Cash Equivalents...............................    (1,054,281)       (1,059,001)
Cash and Cash Equivalents, Beginning of Period.............................     1,999,609         2,300,336
                                                                              -----------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................   $   945,328      $  1,241,335
                                                                              ===========      ============

                   See notes to consolidated financial statements.

                  HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements have been prepared by HoloPak Technologies, Inc. ("HoloPak" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. The Company's financial statements do not include certain information and footnotes required by generally accepted accounting principles and accordingly, should be read in conjunction with the financial statements and the notes thereto included in HoloPak's Annual Report on Form 10-K for the year ended March 31, 1996.


2.       INVENTORIES

         The components of inventories were as follows:

                                   JUNE 30, 1996     MARCH 31, 1996
                                   -------------     --------------
                 Finished Goods       $3,995,000         $3,765,000
                 Work in Process         959,000          1,006,000
                 Raw Materials         3,344,000          3,379,000
                                      ----------         ----------
                 TOTAL                $8,298,000         $8,150,000
                                      ==========         ==========


3.       RELATED PARTY TRANSACTIONS

         In June 1996, the Company loaned $27,000 to an officer of the Company as part of his employment agreement to purchase shares of the Companys Stock on the open market. The loan bears interest at 5%. The principal is to be repaid in five years.


4.       NOTE PAYABLE & LONG-TERM DEBT

         The Company has available an unsecured revolving line of credit in the amount of $4,000,000 to be used for general corporate purposes.

         The facility bears interest at LIBOR plus 100 basis points which was approximately 6% at June 30, 1996. At June 30, 1996, there was $400,000 outstanding under this line of credit. The Company also owes $2,025,000 under a five year term loan. This term loan requires quarterly payments of $135,000, which began on June 17, 1995 and also bears interest at three-month LIBOR plus 100 basis points. Final maturity will be on March 17, 2000.

         The Company also has outstanding $2,121,875 in long term debt incurred to fund the acquisition of Alubec. This debt bears interest at a fixed rate of 5.9%. Principal payments are $303,125 per quarter and will mature on March 31, 1998.

         Annual maturities of long-term debt are as follows:

                            FOR THE YEAR ENDED

                                  JUNE 30,         PAYMENTS
                                  --------        ----------
                                    1997           1,752,500
                                    1998           1,449,375
                                    1999             540,000
                                    2000             405,000
                                                  ----------
                                    TOTAL         $4,146,875
                                                  ==========


5.       COMMITMENTS & CONTINGENCIES

         As a result of the discontinuance of the operations of Jaeger Graphic Technologies ("JGT"), on October 13, 1995, Bollore Technologies S.A. filed suit in the Commercial Court of Paris against JGT and the Company. The suit claims noncompliance by the Company and JGT with a supply agreement and seeks damages in the amount of approximately 5.76 million French francs (approximately $1.3 million as of June 30, 1996). The Company is defending this matter vigorously. At this time management is unable or predict the outcome of this matter or the range of loss, if any, which may result and therefore no such amount has been provided for as of June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1995


GENERAL:

The cost of raw materials decreased during the three month period ended June 30, 1996, from the unusually high costs that adversely affected fiscal 1996. However, the quality of certain key raw materials available to the Company has declined, forcing the Company to undertake costly additional processing steps to assure product quality. Accordingly, it is the belief of management that gross margins will remain low for the foreseeable future.

On August 5, 1996, the Company announced that it would be taking a restructuring charge in the second quarter amounting to approximately $210,000 to reflect work force reductions. Management sees this as the first of a number of steps necessary to rebuild margins, which will include capital investment in quality improvements and upgrading the skill levels of the Company's workforce.

NET REVENUES:

During the three months ended June 30, 1996, revenues were $11.9 million, compared to $12.1 million for the same period last year, a decrease of 1.6%.

The decrease is attributable to weak sales of hot-stamping foils, particularly in metallic graphics foils. For the period, foil revenues declined from $7.2 to $6.3 million. Slow weaker demand in a variety of graphics and packaging businesses caused the decline.

The decrease in foil revenues was partially offset by increases in holography and paper revenues. Holography revenues increased to $1.8 million from $1.5 million in the year earlier period, an increase of 20%. The increase is attributable to strong sales of security products. Paper revenues increased to $3.8 million from $3.3 million, an increase of 15%. The increase resulted from increased demand for packaging and trading cards.

Selling prices for the Company's products were unchanged during the quarter.

COST OF SALES AND GROSS PROFIT:

Cost of goods sold increased by $84,000 to $9.6 million. The increase from the first quarter of last year is attributable to higher raw material prices and poorer production yield in the manufacture of hot-stamping foil.

Gross profit declined to $2.3 million from $2.6 million in the year earlier period. Gross margin was 19.4%, compared to 21.4% in the first quarter of last year. The decrease in margin was caused by the production problems mentioned above and lower overhead absorption on reduced production.

The poorer production yield was caused by a quality problem in one of the key raw materials for the manufacture of hot-stamping foil. This quality problem necessitated an extra processing step in foil manufacture which increased, both production waste and labor costs. Management estimates that this problem cost the Company $350,000 in gross margin for the quarter.

The quality problem with this raw material has not yet been solved. The Company is directing all of its research efforts to finding an acceptable and cost-effective solution.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses declined slightly from year earlier levels, reflecting lower administrative expenses.

OPERATING RESULTS:

Operating profit for the quarter was $333,000, compared to $581,000 one year ago. The decrease was attributable to the falloff in sales and gross profits.

INTEREST EXPENSE (NET)

Net interest expense for the quarter was $55,000, compared to $103,000 in the first quarter last year. The decrease was attributable to lower debt levels prevailing during the first quarter offset by lower average invested cash balances.

NET INCOME:

Net income was $247,000, compared to $335,000 in the first quarter last year. The cause of the decreased earnings was the decrease in operating profits.

INCOME TAXES:

The effective tax rate for the three months period was 11.5%, compared to 29.9% one year ago. The decline is attributable to a higher percentage of the Company's earnings deriving from Canadian operations, a tax loss benefit in the United States, and the reversal of a certain timing differences under the effects of FASB 109.

                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 1996, the Company had working capital of $13.1 million, compared to $13.3 million at March 31, 1996. The decrease in working capital resulted from two offsetting factors; first, an increase in receivables of $1.4 million, which resulted from extended terms granted to one major customer and higher sales to that customer, which was offset by increased payables, and an increase of $400,000 in the Company's short term credit line.

The Company has available a general purpose credit line of $4.0 million, against which $400,000 had been drawn as of June 30, 1996.

During the quarter, the Company made $570,000 in capital expenditures. The primary expenditure was $200,000 for a thermal oxidizer needed to produce foil in Canada.

STOCKHOLDER'S EQUITY:

Stockholders equity increased by $225,000. The increase was comprised of net income less a slight increase in the cumulative translation adjustment.

DISCONTINUED OPERATIONS:

All of the operations of Jaeger Graphic Technology, S.A. have either been closed or sold. However, as a result of this discontinuance, on October 13, 1995, Bollore Technologies S.A. filed suit in the Commercial Court of Paris against JGT and the Company. The suit claims noncompliance by the Company and JGT with a supply agreement and seeks damages in the amount of approximately
5.76 million French francs (approximately $1.3 million as of June 30, 1996). The Company is defending this matter vigorously. At this time management is unable to predict the outcome of this matter or the range of loss, if any, which might result. Therefore, no such amount has been provided for in the financial statements.

                                    PART II

                               OTHER INFORMATION



Item 1.          Legal Proceedings                                                   None

Item 2.          Change in Securities                                                None

Item 3.          Defaults Upon Senior Securities                                     None

Item 4.          Submission of Matters to Vote of Security Holders                   None

Item 5.          Other Information                                                   None

Item 6.          Exhibits and Reports on Form 8-K

                 a.       Exhibits

                          Exhibit 10.1 Note and Pledge Agreement between the Company and R. E. Coghan, dated 6/26/96

                          Exhibit 11 Computation of Earnings Per Share

                 b.       Report on Form 8-K                                         None

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.



HOLOPAK TECHNOLOGIES, INC.



/s/      ROBERT E. COGHAN                          Dated:   August 9, 1996
         -----------------------------
         Robert E. Coghan,
         Chief Executive Officer


/s/      DAVID W. JAFFIN                           Dated:   August 9, 1996
         -----------------------------
         David W. Jaffin,
         Chief Financial Officer

                                EXHIBIT INDEX
                                -------------


     Exhibit
       No.                               Description
     -------                             -----------

     Exhibit 10.1         Note and Pledge Agreement between
                          the Company and R. E. Coghan, dated 6/26/96

     Exhibit 11           Computation of Earnings Per Share

     Exhibit 27           Financial Data Schedule