Form 10-Q
period 1996-09-30
HOLOPAK TECHNOLOGIES INC
filed 1996-11-14
CIK 877928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
___      EXCHANGE ACT OF 1934

For the quarterly period ended                       September 30, 1996
                                       OR       ______________________________

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
___      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________      to _______________________

Commission File Number 0-19453

                           HOLOPAK TECHNOLOGIES, INC.
    ________________________________________________________________________
              Exact name of registrant as specified in its charter


                Delaware                                   51-0323272
     ___________________________________         ___________________________
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

                9 COTTERS LANE, EAST BRUNSWICK, NEW JERSEY 08816
       __________________________________________________________________
              (Address of principal executive offices) (Zip Code)

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

YES  X    NO
   _____    ______

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                OUTSTANDING AT 10/31/96
         -----                                -----------------------

Common Stock, $ .01 Par Value                        2,796,403
Class A Common Stock, $ .01 Par Value                  753,086

                  HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     Index


                                                                                        Page Number
                                                                                        -----------



PART I:  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of September 30, 1996
                  (Unaudited) and March 31, 1996                                               1

                  Consolidated Statements of Operations (Unaudited) for the Three
                  Months and Six Months ended September 30, 1996 and 1995                      2

                  Consolidated Statements of Cash Flows (Unaudited) for the Six
                  Months Ended September 30, 1996 and 1995                                     3

                  Notes to Consolidated Financial Statements                                   4


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          7


PART II: OTHER INFORMATION                                                                    11


SIGNATURES                                                                                    13


EXHIBIT                                                                                       14

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                SEPTEMBER 30,          MARCH 31,
                                                                                                    1996                 1996
                                                                                                 UNAUDITED
                                                                                                ------------         ------------
                                      ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents ..........................................................        $  2,348,973         $  1,999,609
    Accounts Receivable, less allowance
       for doubtful accounts of $58,000  and $81,000 ...................................           6,024,226            6,582,515
    Inventories ........................................................................           7,639,842            8,149,598
    Prepaid Expenses ...................................................................             389,916              411,748
    Due From Related Parties ...........................................................              66,789               20,000
    Prepaid Income Taxes ...............................................................           1,545,293            1,200,162
    Deferred Income Taxes ..............................................................             307,468              307,468
    Other Current Assets ...............................................................              31,287               16,470
                                                                                                ------------         ------------

TOTAL CURRENT ASSETS ...................................................................          18,353,794           18,687,570

Property and Equipment, Net ............................................................          10,412,030           10,638,555

Excess of Cost over Fair Value of Assets Acquired, less
    accumulated amortization of $1,461,410
    as of September, 1996 and $1,361,930 as of March, 1996 .............................           6,899,405            6,998,885
Other Assets ...........................................................................             149,088              149,088
                                                                                                ------------         ------------

TOTAL  ASSETS ..........................................................................        $ 35,814,317         $ 36,474,098
                                                                                                ============         ============


                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank Borrowings .....................................................................        $    750,000         $         --
   Current Maturities of Long-Term Debt ................................................           1,752,500            1,752,500
   Accounts Payable and Accrued Liabilities ............................................           3,205,137            3,642,661
                                                                                                ------------         ------------

TOTAL CURRENT LIABILITIES ..............................................................           5,707,637            5,395,161

Long-Term Debt .........................................................................           1,956,250            2,832,500
Deferred Income Taxes ..................................................................           1,639,953            1,740,128
                                                                                                ------------         ------------

TOTAL LIABILITIES ......................................................................           9,303,840            9,967,789
                                                                                                ------------         ------------

Commitments and Contingencies ..........................................................                  --                   --

STOCKHOLDERS' EQUITY
    Preferred Stock: $.01 par value: 10,000,000 shares authorized; none issued .........                  --                   --
    Common Stock; $.01 par value; 10,000,000 shares authorized;  2,796,403 shares issued              27,964               27,964
    Class A Common Stock; $.01 par value: 2,000,000 shares authorized; 753,086 shares
       convertible to Common Stock at any time at the stockholder's option .............               7,531                7,531
    Class B Common Stock, $.01 par value; 700,000 shares authorized; none issued .......                  --                   --
    Additional paid-in capital .........................................................          22,228,094           22,228,094
    Retained Earnings ..................................................................           5,941,862            5,926,661
    Cumulative Translation Adjustment ..................................................            (423,489)            (412,456)
                                                                                                ------------         ------------

                                                                                                  27,781,962           27,777,794
    Less:  Common Stock (201,800 shares) Held In the Treasury , at cost ................          (1,271,485)          (1,271,485)
                                                                                                ------------         ------------

Total Stockholders' Equity .............................................................          26,510,477           26,506,309
                                                                                                ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .............................................        $ 35,814,317         $ 36,474,098
                                                                                                ============         ============




                See notes to consolidated financial statements.

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              THREE MONTHS ENDED,                     SIX MONTHS ENDED,
                                                                 SEPTEMBER 30,                           SEPTEMBER 30,
                                                       (UNAUDITED)          (UNAUDITED)        (UNAUDITED)          (UNAUDITED)
                                                          1996                 1995                1996                1995
                                                       ------------         -----------        ------------         -----------

NET REVENUES ..................................        $ 10,304,402         $10,990,897        $ 22,168,556         $23,044,906

Cost of Sales .................................           8,460,458           8,576,392          18,018,442          18,050,523
                                                       ------------         -----------        ------------         -----------

Gross Profit ..................................           1,843,944           2,414,505           4,150,114           4,994,383

Selling, General and Administrative Expenses ..           1,807,285           2,043,316           3,780,092           4,042,488

Restructuring Charge ..........................             130,000                  --             130,000                  --
                                                       ------------         -----------        ------------         -----------

Operating Income ..............................             (93,341)            371,189             240,022             951,895


Interest Income ...............................              19,208              31,395              41,361              71,018
Interest Expense ..............................              73,068             122,880             149,859             265,623
                                                       ------------         -----------        ------------         -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES .............................            (147,201)            279,704             131,524             757,290

Provision (Benefit) for Income Taxes ..........             (75,607)             63,602             (43,677)            206,376
                                                       ------------         -----------        ------------         -----------

Income From Continuing Operations .............             (71,594)            216,102             175,201             550,914

Loss From Discontinued Operations
    (net of tax benefit of $86,000) ...........             160,000                  --             160,000                  --
                                                       ------------         -----------        ------------         -----------

NET INCOME (LOSS) .............................        $   (231,594)        $   216,102        $     15,201         $   550,914
                                                       ============         ===========        ============         ===========





EARNINGS PER COMMON SHARE AND COMMON
    SHARE EQUIVALENT

        Continuing Operations .................               (0.02)               0.06                0.05                0.16
        Discontinued Operations ...............               (0.05)                 --               (0.05)                 --
                                                       ------------         -----------        ------------         -----------

    NET INCOME (LOSS) .........................        $      (0.07)        $      0.06        $       0.00         $      0.16
                                                       ============         ===========        ============         ===========

Weighted average number of common shares
    and common share equivalents outstanding ..           3,360,996           3,517,989           3,372,061           3,517,989
                                                       ============         ===========        ============         ===========



                 See notes to consolidated financial statements.

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   SIX MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               1996                1995
                                                                            (UNAUDITED)         (UNAUDITED)
                                                                            -----------         -----------

OPERATING ACTIVITIES
NET INCOME .........................................................        $    15,201         $   550,944
  Adjustments to reconcile net income to net cash provided by operating activities:
     Discontinued Operations .......................................            160,000                  --
     Depreciation ..................................................          1,237,408           1,207,948
     Amortization ..................................................             99,480             128,195
     Decrease in accounts receivable ...............................            553,154             405,932
     Decrease (Increase) in inventories ............................            504,316            (580,994)
     Decrease  in prepaid expenses .................................             21,540              30,937
     Decrease (Increase)  in due from related parties ..............            (46,789)             53,268
     (Increase) in prepaid income taxes ............................           (344,842)                 --
     Decrease in deferred income tax receivable ....................                 --              99,775
     (Increase) in other current assets ............................            (14,817)            (31,076)
     (Increase) in other assets ....................................                 --              (3,135)
     (Decrease) in accounts payable and accrued liabilities ........           (434,067)           (142,811)
     (Decrease) in deferred income taxes ...........................            (99,255)                 --
                                                                            -----------         -----------

        NET CASH PROVIDED BY  OPERATING ACTIVITIES .................          1,651,329           1,718,983
                                                                            -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures ...........................................         (1,017,062)           (562,415)
    Proceeds from government grants ................................                 --             220,006
    (Advances to) Proceeds from discontinued operations ............           (160,000)            495,642
                                                                            -----------         -----------

        NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES ...........         (1,177,062)            153,233
                                                                            -----------         -----------

CASH FLOW FROM FINANCING ACTIVITIES
    Net increase (decrease) from short-term borrowing ..............            750,000            (652,208)
    Repayment of long-term borrowings ..............................           (876,250)           (876,250)
                                                                            -----------         -----------
        NET CASH (USED) IN FINANCING ACTIVITIES ....................           (126,250)         (1,528,458)
                                                                            -----------         -----------

Effect of exchange rate changes on cash and cash equivalents .......              1,347             (51,643)
                                                                            -----------         -----------

Net increase  in Cash and Cash Equivalents .........................            349,364             292,115
Cash and Cash Equivalents,  Beginning of Period ....................          1,999,609           2,300,336
                                                                            -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................        $ 2,348,973         $ 2,592,451
                                                                            ===========         ===========



                 See notes to consolidated financial statements.

                  HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE THREE MONTHS AND THE SIX MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements have been prepared by HoloPak Technologies, Inc. ("HoloPak" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. The Company's financial statements do not include certain information and footnotes required by generally accepted accounting principles and accordingly, should be read in conjunction with the financial statements and the notes thereto included in HoloPak's Annual Report on Form 10-K for the year ended March 31, 1996.


2.       INVENTORIES

         The components of inventories were as follows:

                                         SEPTEMBER 30, 1996         MARCH 31, 1996

Finished Goods .................              $3,794,000              $3,765,000
Work in Process ................                 873,000               1,006,000
Raw Materials ..................               2,973,000               3,379,000
                                              ----------              ----------
TOTAL ..........................              $7,640,000              $8,150,000
                                              ==========              ==========


3.       RELATED PARTY TRANSACTIONS

         In September 1996, the Company loaned $20,000 to an officer of the Company to partially fund the purchase of shares of the Company's Stock on the open market. The loan bears interest at 5%, and is secured by the shares of stock purchased. The principal is to be repaid in five years.


4.       NOTE PAYABLE & LONG-TERM DEBT

         The Company has available an unsecured revolving line of credit in the amount of $3,000,000 to be used for general corporate purposes.

         The facility bears interest at LIBOR plus 100 basis points which was approximately 6% at September 30, 1996. At September 30, 1996, there was $750,000 outstanding under this line of credit. The Company also owes $1,890,000 under a five year term loan. This term loan requires quarterly payments of $135,000, which began on June 17, 1995 and also bears interest at three-month LIBOR plus 100 basis points. Final maturity will be on March 17, 2000.

         The Company also has outstanding $1,818,750 in long term debt incurred to fund the acquisition of Alubec in March 1993. This debt bears interest at a fixed rate of 5.9%. Principal payments are $303,125 per quarter and will mature on March 31, 1998.

         The conditions of the Company's bank borrowings and long-term debt call for the Company to maintain certain financial rations regarding debt service coverage and certain amounts of tangible net worth. At September 30, 1996, the Company was not in compliance with the debt service coverage ratio; however, the Company obtained a waiver on this covenant as of September 30, 1996.

         Annual maturities of long-term debt are as follows:

                        FOR THE YEAR ENDED
                           SEPTEMBER 30,    PAYMENTS
                           -------------    --------

                               1997         1,752,500
                               1998         1,146,250
                               1999           540,000
                               2000           270,000
                                           ----------
                              Total        $3,708,750
                                           ==========


5.       DISCONTINUED OPERATIONS

         As a result of the discontinuance of the operations of Jaeger Graphic Technologies ("JGT"), on October 13, 1995, Bollore Technologies S.A. filed suit in the Commercial Court of Paris against JGT and the Company. The suit claimed noncompliance by the Company and JGT with a supply agreement and sought damages in the amount of approximately 5.76 million French francs (approximately $1.3 million as of June 30, 1996). In August 1996 the Company settled this matter for 1.25 million French francs ($246,000). This charge ($160,000, net of tax) was recorded as a loss from Discontinued Operations for the three month period ended September 30, 1996. JGT has now been completely closed.


6.       RESTRUCTURING CHARGE

         During August 1996, the Company recorded a restructuring charge of $130,000 to reflect work force reductions.

7.       STOCK OPTIONS

         At the September 1996 Board of Directors meeting, 12,000 options at $3.56 per share were issued to the non-employee Directors of the Company.

         During September 1996, 32,300 options were issued at $3.50 per share to three officers of the Company under an Officer Stock Option Plan.

         During September 1996, 8,300 options were issued at $3.50 per share to two employees under an Employee Stock Option Plan.

         All of the above stock options were issued with strike prices equal to the market value as of the date of issuance, and are exercisable as of the date of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS

SIX MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE SIX MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1995

NET REVENUES:

Net Revenues for the six months ended September 30, 1996 were $22.2 million, compared to $23.0 million for the comparable period of one year ago. For the three months ended September 30, 1996, net revenues were $10.3 million, compared to $11.0 million one year ago.

The decline for both the six and three month period was attributable to weak sales of metallic graphics foils, due to weakness in the consumer packaging market. Sales in this line of business declined $1.6 million for the six month period and $400,000 for the quarter, as compared to the same period in the prior year. Total sales of hot stamping foils declined by $1.4 million for the six month period and $400,000 for the quarter, as compared to the same period in the prior quarter.

Holographic product sales for the six month period were $3.5 million, compared to $3.3 million in the prior period last year. For the quarter, holographic product sales were $1.6 million, compared to $1.75 million last year. The decrease for the quarter is attributable to a decline of $310,000 in the sale of diffracted holographic products, offset by an increase of $200,000 in the sale of holographic security products. The weakness in diffractions is attributable to weakness in the general packaging and hot stamping foil market. The increase in the sale of security foils is attributable to continued strong demand for anti-counterfeiting and security products, particularly in the area of specialized identity cards.

Metallized paper sales for the six month period were $6.1 million, compared to $5.7 million for the similar period last year. For the second quarter, paper sales were $2.3 million, off slightly from the same period last year. The decrease in the second quarter resulted from a slowdown in demand for the traditional laminated foil paper products, which is almost entirely attributable to lower demand from the tobacco industry.

COST OF GOODS SOLD AND GROSS PROFITS:

Cost of goods sold for the six month period was $18.0 million, which was virtually unchanged from the prior year. For the three month period ended September 30, 1996, cost of goods sold was $8.5 million, compared to $8.6 million in the prior year.

Gross profits for the six months were $4.1 million, compared to $5.0 million in the six months ended September 30, 1995. For the three months ended September 30, 1996, gross profits were $1.8 million, compared to $2.4 million for the prior year.

The decline in gross profits is attributable primarily to the decline in sales. Fixed costs at the Company's Transfer Print Foil subsidiary, which manufactures hot stamping and holographic foils, are relatively high. Accordingly, a decline in sales has a highly correlative effect on margins. In addition, raw material costs for the first six months of the year were substantially higher than in the prior year further depressing margins.

The comparative periods in fact reflect opposite sides of the increase and subsequent decrease in the price of polyester film, which is the primary raw material in the manufacture of hot stamping and holographic foil. In the six month period ended September 30, 1995, the price of polyester film was relatively low, but was rising rapidly. In the six month period ended September 30, 1996, the price of polyester film was relatively high, but falling, although not as rapidly as the increases of one year ago. Therefore, the six month period ended September 30, 1996 is a high raw material cost period, where the comparable period of a year ago represents a lower cost environment.

Production waste during the period remained high, as problems with certain essential chemicals persisted. The Company has taken several steps to alleviate the problems associated with this situation; however, the company anticipates that any resulting benefits will not be apparent until subsequent reporting periods.

The Company in August 1996 reorganized production responsibilities, and was able to reduce its production labor force. Accordingly, the Company incurred a one-time charge of $130,000, but believes that its operations will become more efficient as a result of this measure.

Gross margin for the six month period was 18.7%, compared to 21.7% for the same period last year. Gross margin for the quarter ended September 30, 1996, was 17.9%, compared to 22.0% for the same period last year.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:

Selling, general, and administrative expenses were $1.8 million for the three months ended September 30, 1996 compared to $2.0 million for the same period last year. For the six months ended September 30, 1996, selling, general, and administrative expenses was $3.8 million, compared to $4.0 million for the prior period. The reason for the decrease in expense was reduced executive salaries and lower legal expenses.

RESTRUCTURING CHARGE:

The Company recorded a charge of $130,000 to reflect the cost of severance resulting from work force down sizing at its Transfer Print Foils, Inc. subsidiary.

OPERATING PROFITS (LOSSES):

Operating loss for the quarter was $93,000, compared to a profit of $371,000 for the prior year. For the six months ended September 30, 1996, operating profits were $240,000, compared to profits of $952,000 in the prior year. Reduced sales and gross profits, combined with the restructuring charge, were responsible for the decrease.

INTEREST EXPENSE:

Net interest expense for the quarter was $54,000, compared to $91,000 in the prior year. For the six months, net interest expense was $108,000, compared to $195,000 for the prior year. Lower outstanding balances of debt outstanding were the reason for the decrease in expense.

INCOME TAXES:

Income taxes were a benefit of $76,000, compared to expense of $64,000 for the prior year quarter.

For the six months ended September 30, income taxes were a benefit of $44,000. The benefit was recorded because of the differential between US and Canadian tax rates. The benefit arising from losses recorded in the United States more than offset taxes owed on profits made in Canada.

LOSS FROM DISCONTINUED OPERATIONS:

The loss from discontinued operations reflects the cost of settling the lawsuit brought against the Company by Bollore Technologies concerning a supply contract to the Company's discontinued European operations. This operation has now been completely closed.

                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 1996, the Company had working capital of $12.6 million, compared to $13.3 million at March 31, 1996. The decrease is attributable to an increase in short term borrowings of $750,000, offset slightly by a decrease in payables. The borrowings were made primarily to fund the settlement of the lawsuit with Bollore Technologies and to partially fund the Company's capital expenditures.

The company has a general purpose line of credit of $3.0 million, against which $750,000 had been drawn as of September 30, 1996, and as of November 4, 1996, a new capital expenditures facility of $2.0 million, against which there were no outstandings at September 30, 1996.

Capital expenditures for the six months ended September 30, 1996 were $1.0 million. The primary expenditures were made to reorganize production operations at the Company's plant in New Jersey, and for expenditures necessary to begin the production of hot stamping foil in Canada.

STOCKHOLDER'S EQUITY:

Stockholder's equity remained constant at $26.5 million as a result of break even operations.

                                    PART II

                               OTHER INFORMATION


Item 1.           Legal Proceedings                                    None


Item 2.           Change in Securities                                 None


Item 3.           Defaults Upon Senior Securities                      None


Item 4.           Submission of Matters to Vote of Security Holders

                  (a) The Annual Meeting of Stockholders of the Company was held in New Jersey on September 20, 1996. Proxies for the annual meeting were solicited pursuant to Regulation 14A under Securities Exchange Act of 1934, as amended

                  (b) At the Annual Meeting, stockholders elected the following directors to one-year terms:

                                                     NUMBER OF VOTES
                                               FOR       AGAINST      ABSTAIN
                                               ---       -------      -------

                  Robert J. Simon           2,089,259        --        34,611
                  Robert E. Coghan          2,087,559        --        36,311
                  Michael S. Mathews        2,089,909        --        33,961
                  Cheryl A. Mills           2,089,588        --        34,282
                  Courtney M. Price         2,089,688        --        34,182
                  Brian Kelly               2,089,909        --        33,961
                  John J. Collins           2,089,909        --        33,961


                  (c) The stockholders also ratified the appointment of Deloitte & Touche LLP as independent auditors for the Company for the fiscal year ending March 31, 1997.


                                                     NUMBER OF VOTES
                                               FOR       AGAINST     ABSTAIN
                                               ---       -------     -------
                                            2,096,641    10,743       16,486



Item 5.           Other Information                                   None

Item 6.           Exhibits and Reports on Form 8-K

                  a.       Exhibits

                           Exhibit 10.1 Note and Pledge Agreement between the Company and D. W. Jaffin, dated September 5, 1996.

                           Exhibit 10.2 Third Amendment and Supplement to Loan Agreement between the Company and First Union National Bank, relating to a $2.0 million Capital Expenditures Facility, dated November 1, 1996.

                           Exhibit 11 Computation of Earnings Per Share

                           Exhibit 27  Financial Data Schedule

                           b.  Report on Form 8-K                           None

SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.



HOLOPAK TECHNOLOGIES, INC.



/s/      ROBERT E. COGHAN                         Dated:   November 11, 1996
         ___________________________________               __________________
         Robert E. Coghan,
         Chief Executive Officer


/s/      DAVID W. JAFFIN                          Dated:   November 11, 1996
         ___________________________________               __________________
         David W. Jaffin,
         Chief Financial Officer