Form 10-Q
period 1996-12-31
HOLOPAK TECHNOLOGIES INC
filed 1997-02-14
CIK 877928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


   /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                 DECEMBER 31, 1996
                                       OR

   / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    --------------------
Commission File Number 0-19453

                           HOLOPAK TECHNOLOGIES, INC.
    ------------------------------------------------------------------------
              Exact name of registrant as specified in its charter


              Delaware                                 51-0323272
    -------------------------------          -------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

                9 COTTERS LANE, EAST BRUNSWICK, NEW JERSEY 08816
       ------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

      (Registrant's telephone number, including area code) (908) 238-2883

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                                 OUTSTANDING AT 1/31/97
            -----                                 ----------------------
Common Stock, $ .01 Par Value                            2,796,403
Class A Common Stock, $ .01 Par Value                      753,086

                  HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     INDEX


                                                                     Page Number
                                                                     -----------
PART I: FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of December 31, 1996
          (Unaudited) and March 31, 1996                                    1

          Consolidated Statements of Operations (Unaudited) for the Three
          Months and Nine Months ended December 31, 1996 and 1995           2

          Consolidated Statements of Cash Flows (Unaudited) for the Nine
          Months Ended December 31, 1996 and 1995                           3

          Notes to Consolidated Financial Statements                        4


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               6


PART II:  OTHER INFORMATION                                                10


SIGNATURES                                                                 11


EXHIBIT                                                                    12

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                       DECEMBER 31,      MARCH 31,
                                                                                                           1996            1996
                                                                                                        UNAUDITED         AUDITED
                                                                                                       ----------         ---------
                                               ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents........................................................................  $ 1,920,482      $ 1,999,609
    Accounts Receivable, less allowance
       for doubtful accounts of $58,000  and $81,000.................................................    6,306,302        6,582,515
    Inventories  ....................................................................................    7,586,160        8,149,598
    Prepaid Expenses ................................................................................      338,891          411,748
    Due From Related Parties.........................................................................       66,789           20,000
    Prepaid Income Taxes ............................................................................    1,472,887        1,200,162
    Deferred Income Taxes ...........................................................................      287,468          307,468
    Other Current Assets.............................................................................       47,232           16,470
                                                                                                       -----------      -----------

TOTAL CURRENT ASSETS.................................................................................   18,026,211       18,687,570

Property and Equipment, Net .........................................................................   10,195,143       10,638,555

Excess of Cost over Fair Value of Assets Acquired, less
    accumulated amortization of $1,461,410  as of December, 1996 and $1,361,930 as of March, 1996 ...    6,867,745        6,998,885
Other Assets.........................................................................................      162,456          149,088
                                                                                                       -----------      -----------

TOTAL  ASSETS........................................................................................  $35,251,555      $36,474,098
                                                                                                       ===========      ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank Borrowings  .................................................................................  $   350,000      $        --
   Current Maturities of Long- Term Debt  ...........................................................    1,752,500        1,752,500
   Accounts Payable and Accrued Liabilities .........................................................    3,801,287        3,642,661
                                                                                                       -----------      -----------

TOTAL CURRENT LIABILITIES............................................................................    5,903,787        5,395,161

Long-Term Debt  .....................................................................................    1,518,125        2,832,500
Deferred Income Taxes  ..............................................................................    1,458,929        1,740,128
                                                                                                       -----------      -----------

TOTAL LIABILITIES....................................................................................    8,880,841        9,967,789
                                                                                                       -----------      -----------

Commitments and Contingencies .......................................................................           --               --

STOCKHOLDERS' EQUITY
    Preferred Stock: $.01 par value: 10,000,000 shares authorized; none issued.......................           --               --
    Common Stock; $.01 par value; 10,000,000 shares authorized;  2,796,403 shares issued                    27,964           27,964
    Class A Common Stock; $.01 par value: 2,000,000 shares authorized; 753,086 shares
       convertible to Common Stock at any time at the stockholder's option...........................        7,531            7,531
   Class B Common Stock, $.01 par value; 700,000 shares authorized; none issued......................           --               --
    Additional paid-in capital.......................................................................   22,228,094       22,228,094
    Retained Earnings................................................................................    5,849,444        5,926,661
    Cumulative Translation Adjustment ...............................................................     (470,834)        (412,456)
                                                                                                       -----------      -----------

                                                                                                        27,642,199       27,777,794
    LESS:  Common Stock (201,800 shares) Held In the Treasury , at cost .............................   (1,271,485)      (1,271,485)
                                                                                                       -----------      -----------

Total Stockholders' Equity...........................................................................   26,370,714       26,506,309
                                                                                                       -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................................................  $35,251,555      $36,474,098
                                                                                                       ===========      ===========


                See notes to consolidated financial statements.

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         THREE MONTHS ENDED,                NINE MONTHS ENDED,
                                                                             DECEMBER 31,                      DECEMBER 31,
                                                                     (UNAUDITED)     (UNAUDITED)       (UNAUDITED)     (UNAUDITED)
                                                                         1996            1995             1996            1995
                                                                      ----------      -----------      -----------    ------------
NET REVENUES. ......................................................  $9,978,397      $10,250,777      $32,146,953     $33,295,683

Cost of Sales ......................................................   8,209,891        8,207,268       26,228,333      26,257,791
                                                                      ----------      -----------      -----------     -----------
Gross Profit........................................................   1,768,506        2,043,509        5,918,620       7,037,892

Selling, General and Administrative Expenses........................   1,819,183        2,038,911        5,599,275       6,081,399

Restructuring Charge ...............................................          --               --          130,000              --
                                                                      ----------      -----------      -----------     -----------
Operating Income ...................................................     (50,677)           4,598          189,345         956,493


Interest Income.....................................................      23,734           36,392           65,095         107,410
Interest Expense....................................................      67,197           95,380          217,056         361,003
                                                                      ----------      -----------      -----------     -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE ....................
     INCOME TAXES                                                        (94,140)         (54,390)          37,384         702,900

Provision (Benefit) for Income Taxes  ..............................      (1,722)         (78,390)         (45,399)        127,986
                                                                      ----------      -----------      -----------     -----------
Income From Continuing Operations...................................     (92,418)          24,000           82,783         574,914

Loss From Discontinued Operations (net of tax benefit of $86,000)...          --          191,279          160,000         191,279
                                                                      ----------      -----------      -----------     -----------
NET INCOME (LOSS)...................................................  $  (92,418)     $  (167,279)     $   (77,217)    $   383,635
                                                                      ==========      ===========      ===========     ===========


EARNINGS PER COMMON SHARE AND COMMON
    SHARE EQUIVALENT

        Continuing Operations ......................................       (0.03)            0.01             0.03            0.16
        Discontinued Operations ....................................        0.00            (0.06)           (0.05)          (0.05)
                                                                      ----------      -----------      -----------     -----------
    NET INCOME (LOSS)...............................................  $    (0.03)     $     (0.05)     $     (0.02)    $      0.11
                                                                      ==========      ===========      ===========     ===========
Weighted average number of common shares
    and common share equivalents outstanding........................   3,347,689        3,424,771        3,361,890       3,559,970
                                                                      ==========      ===========      ===========     ===========


                 See notes to consolidated financial statements.

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         NINE MONTHS ENDED
                                                                             DECEMBER 31
                                                                        1996             1995
                                                                    (UNAUDITED)      (UNAUDITED)
                                                                    -----------     ------------
OPERATING ACTIVITIES
NET INCOME ....................................................     $   (77,217)     $   383,635
  Adjustments to reconcile net income to net cash provided by operating activities:
     Discontinued Operations ..................................         160,000          191,279
     Depreciation .............................................       1,930,819        1,808,966
     Amortization .............................................         131,140          177,681
     Decrease in accounts receivable ..........................         258,458          409,329
     Decrease (Increase) in inventories .......................         547,127         (712,371)
     Decrease  in prepaid expenses ............................          72,327          114,762
     Decrease (Increase)  in due from related parties .........         (46,789)         138,822
     (Increase) in prepaid income taxes .......................        (273,446)        (435,609)
     Decrease in deferred income tax receivable ...............          20,000          520,262
     (Increase) in other current assets .......................         (30,762)           3,342
     (Increase) in other assets ...............................         (13,368)          (2,435)
     (Decrease) in accounts payable and accrued liabilities ...         165,854         (506,316)
     (Decrease) in deferred income taxes ......................        (277,857)              --
                                                                    -----------      -----------

        NET CASH PROVIDED BY  OPERATING ACTIVITIES ............       2,566,287        2,091,347
                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures ......................................      (1,515,615)        (907,065)
    Proceeds from government grants ...........................              --          220,006
    Purchase price adjustment resulting from income tax refunds              --        1,969,933
    (Advances to) Proceeds from discontinued operations .......        (160,000)         591,035
                                                                    -----------      -----------

        NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES ......      (1,675,615)       1,873,909
                                                                    -----------      -----------

CASH FLOW FROM FINANCING ACTIVITIES
    Net  increase (decrease) from short-term borrowings .......         350,000       (2,029,120)
    Repayment of long-term borrowings .........................      (1,314,375)      (1,314,375)
    Purchase of Treasury Stock ................................              --         (996,860)
                                                                    -----------      -----------
        NET CASH (USED) IN FINANCING ACTIVITIES ...............        (964,375)      (4,340,355)
                                                                    -----------      -----------

Effect of exchange rate changes on cash and cash equivalents ..          (5,424)         (58,854)
                                                                    -----------      -----------

Net increase  in Cash and Cash Equivalents ....................         (79,128)        (433,953)
Cash and Cash Equivalents,  Beginning of Period ...............       1,999,609        2,300,336
                                                                    -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ......................       1,920,482      $ 1,866,383
                                                                    ===========      ===========


                 See notes to consolidated financial statements.

                  HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE THREE MONTHS AND THE NINE MONTHS ENDED DECEMBER 31, 1996 AND 1995

                                  (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements have been prepared by HoloPak Technologies, Inc. ("HoloPak" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. The Company's financial statements do not include certain information and footnotes required by generally accepted accounting principles and accordingly, should be read in conjunction with the financial statements and the notes thereto included in HoloPak's Annual Report on Form 10-K for the year ended March 31, 1996.

2.       INVENTORIES

         The components of inventories were as follows:

                               DECEMBER 31, 1996               MARCH 31, 1996
                               -----------------               --------------
         Finished Goods           $4,210,493                     $3,765,000
         Work in Process             810,308                      1,006,000
         Raw Materials             2,565,359                      3,379,000
                                  ----------                     ----------
         TOTAL                    $7,586,159                     $8,150,000
                                  ==========                     ==========

3.       NOTE PAYABLE & LONG-TERM DEBT

         The Company has available a secured revolving line of credit in the amount of $3,000,000 to be used for general corporate purposes, and a secured capital expenditures facility of $2,000,000.

         Both facilities bear interest at LIBOR plus 150 basis points which was approximately 6% at December 31, 1996. At December 31, 1996, there was $350,000 outstanding under the line of credit, and working outstanding against the capital expenditure facility. The Company also owes $1,755,000 under a five year term loan. This term loan requires quarterly payments of $135,000, which began on June 17, 1995 and also bears interest at three-month LIBOR plus 150 basis points. Final maturity will be on March 17, 2000.

         The Company also has outstanding $1,515,625 in long term debt incurred to fund the acquisition of Alubec in March 1993. This debt bears interest at a fixed rate of 5.9%. Principal payments are $303,125 per quarter and will mature on March 31, 1998.

         The conditions of the Company's bank borrowings and long-term debt call for the Company to maintain certain financial ratios regarding debt service coverage and certain amounts of tangible net worth. At December 31, 1996, the Company was not in comp debt service coverage ratio; however, the Company obtained a waiver on this covenant as of December 31, 1996.

         Annual maturities of long-term debt are as follows:

                        FOR THE YEAR ENDED
                           DECEMBER 31,          PAYMENTS
                           ------------          --------
                               1997              1,752,500
                               1998                843,125
                               1999                540,000
                               2000                135,000
                               -----            ----------
                               TOTAL            $3,270,625
                               =====            ==========

4.       STOCK OPTIONS

         During November 1996, 5,300 options were issued at $3.50 per share to one employee under an Employee Stock Option Plan.

         The above stock options were issued with strike prices equal to the market value as of the date of issuance, and are exercisable as of the date of issuance.

5.       RECEIPT OF INCOME TAX REFUNDS

         On November 2, 1995, the Company received $2.7 million in Federal income tax refunds and interest. These refunds resulted from deductions not taken by the Company in connection with the acquisition of Transfer Print Foils, Inc., the Company's primary operating subsidiary. As a result of these refunds the Excess Cost over Fair Value of Assets Acquired was reduced by approximately $2.0 million (after taxes, fees, and related expenses) and the related annual amortization expense will be reduced by approximately $59,000 per year.

6.       GOVERNMENT GRANT

         In August 1995, the Company received $300,000 Canadian ($220,000 U.S.) from Hydro Quebec for the installation of new metallizing equipment in Quebec. The grant has been accounted for as a reduction in the basis of the assets, which are being depreciated over a ten year life.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                             RESULTS OF OPERATIONS

NINE MONTHS AND THREE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO THE NINE MONTHS AND THREE MONTHS ENDED DECEMBER 31, 1995


NET REVENUES:

For the three months ended December 31, 1996, net revenues were $10.0 million, compared to $10.3 million in the prior year period. For the nine months ended December 31, 1996, net revenues were $32.2 million, compared to $33.3 million in the prior year period, which is a decline of $1.1 million or 3.3%.

The decline in the third quarter is attributable to a decline in holographic foils and metallized papers, offset by gains in hot-stamp foils. The major part of the decline was a steep decline in the sale of metallized paper from Alubec Industries, Inc. Paper revenues for the quarter were $2.1 million, compared to $2.5 million for the quarter ended December 31, 1995. The decline is attributable to weakness in the laminated foil paper market, which continues to decline as packaging customers replace this product with direct metallized paper. The Company's own sales of direct metallized paper have still not grown to a level adequate to replace this lost business.

Holography sales declined on weaker sales of security foils. Total sales of holographic products were $1.8 million, compared to $2.2 million in the prior year.

Sales of hot-stamping foil were up in all major categories, reflecting strong orders from major customers, particularly in the graphics and specialty areas.

For the nine months ended December 31, 1996, revenues of $32.2 million were $1.1 million less than the $33.3 million recorded for the comparable period last year. The primary reason for the decline is a decline in sales of metallic foils of $1.2 million. Specialty foils have generally shown increases; however, the gains here do not offset the decline in metallics. Also, pattern diffraction foils were down $300,000, or 11% for the year.

The primary reason for the slowness in graphics foils was slow demand in the packaging and printing industries.

COST OF GOODS SOLD AND GROSS PROFITS:

Cost of goods sold for the nine month period ended December 31, 1996, was $26.2 million, compared to $26.3 million for the year earlier period. For the quarter ended December 31, 1996, cost of goods sold was $8.2 million, compared to $8.2 million for the same period last year.

Gross profits for the nine month period ended December 31, 1996, were $5.9 million for a gross margin of 18.4%, compared to $7.0 million and gross margin of 21.1% for the same period last year. For the quarter ended December 31, 1996, gross profit was $1.8 million for gross margin of 17.7%, compared to $2.0 million and gross margin of 19.9% for the comparable period last year.

The decline in gross profits year-to-date is attributable primarily to the decline in revenues. Fixed costs at the Company's Transfer Print Foils, Inc. subsidiary, which manufactures hot stamping and holographic foils, are relatively high. Accordingly, a decline in sales has a highly correlative effect on margins. Also, the decline in paper revenues at Alubec had a similar effect on margins.

The second major contributing factor to reduced gross margins has been quality problems with key raw materials, and adverse pricing of polyester film for the first six months of the year. The quality problems with raw materials have reduced production efficiency and increased scrap rates at Transfer Print Foils, Inc.

Polyester prices declined during the quarter ended December 31, 1996. It is believed that prices of this key raw material will remain stable for the remainder of the year, and will be at levels lower than those prevailing one year ago.

The Company in August 1996 reorganized production responsibilities, and was able to reduce its production labor force. Accordingly, the Company incurred a one-time charge of $130,000.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:

Selling, general, and administrative expenses were $5.6 million, compared to $6.1 million for the prior year period. For the three months ended December 31, 1996, selling, general, and administrative expenses were $1.8 million, compared to $2.0 million in the prior year.

The positive variance for the year-to-date period results from lower executive salaries and legal expenses.

OPERATING PROFITS (LOSS):

Operating loss for the quarter ended December 31, 1996, was $51,000, compared to operating profit of $5,000 for the same period last year. Year-to-date operating profit is $189,000, compared to $956,000 in the prior year. The decline in sales and gross profits is wholly responsible for the decline in profitability.

INTEREST EXPENSE:

Net interest expense for the quarter ended December 3,1 996 is $43,000 and year-to-date is $152,000, compared to expense of $59,000 and $254,000 for the prior year periods. Lower outstanding debt balances are responsible for the decrease.

INCOME TAXES:

Income taxes were a benefit of $1,700 for the quarter ended December 31, 1996 and $45,000 for the year-to-date, compared to a benefit of $78,000 and a provision of $128,000 for the prior year periods. The benefits were recorded because of losses recorded at the Company's U.S. operations. These losses carry a benefit of approximately 38%. All benefits have been recorded based on both a carry back and carry forward basis.

Income realized from the Company's operations in Canada have an effective tax rate of 20%. The Company is paying taxes on these profits.

LOSS FROM DISCONTINUED OPERATIONS:

The loss from discontinued operations reflects the cost of settling the lawsuit brought against the Company by Bollore Technologies concerning a supply contract to the Company's discontinued European operations. This operation has now been completely closed.

                              FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES:

As of December 31, 1996, the Company had working capital of $12.1 million, compared to working capital of $13.3 million at March 31, 1996. The decrease is attributable to a decrease in inventories of $564,000 and an increase in short-term borrowings of $350,000. The borrowings were made primarily to fund the settlement of the lawsuit with Bollore Technologies and partially fund the Company's capital expenditures.

The Company has a general purpose line of credit of $3.0 million, against which $350,000 had been drawn as of December 31, 1996, and capital expenditures facility of $2.0 million, against which there were no outstandings at December 31, 1996.

Capital expenditures for the nine months ended December 31, 1996 were $1.5 million. The primary expenditures were made to consolidate and reorganize production operations at the Company's plant in New Jersey, and for expenditures necessary to begin the production of hot stamping foil in Canada.

STOCKHOLDER'S EQUITY:

Stockholder's equity declined to $26.4 million as a result of the losses from operations.

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


Item 3.   Defaults Upon Senior Securities                                 None


Item 4.   Submission of Matters to Vote of Security Holders               None


Item 5.   Other Information                                               None


Item 6.   Exhibits and Reports on Form 8-K

          a.      Exhibits

                  Exhibit 10.1 Change of Control Agreement between the Company and D. W. Jaffin, dated 11/13/96

                  Exhibit 10.2 Change of Control Agreement between the Company and R. E. Coghan, dated 11/13/96

                  Exhibit 10.3 Change of Control Agreement between the Company and J. T. Webb, dated 11/13/96

                  Exhibit 11 Computation of Earnings Per Share

          b.      Report on Form 8-K                                      None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.



HOLOPAK TECHNOLOGIES, INC.



/s/     ROBERT E. COGHAN                           Dated:  February 12, 1997
        --------------------------
        Robert E. Coghan,
        Chief Executive Officer


/s/     DAVID W. JAFFIN                            Dated:  February 12, 1997
        --------------------------
        David W. Jaffin,
        Chief Financial Officer