Form 10-K405
period 1997-03-31
HOLOPAK TECHNOLOGIES INC
filed 1997-06-30
CIK 877928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended March 31, 1997

                                       OR

-- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______

                         Commission File Number 0-19453

                           HOLOPAK TECHNOLOGIES, INC.
             Exact name of registrant as specified in its character

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


Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                                  Name of exchange on which registered
               NONE                                                          NONE

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK -- PAR VALUE $.01 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing for the past 90 days.

                             Yes  X   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 26, 1997 was $7,480,378.

The number of shares of all classes of the registrant's common stock at May 31, 1997:

         COMMON STOCK                          2,796,403
         CLASS A COMMON STOCK                    753,086

Documents incorporated by reference: Portions of the Registrant's definitive proxy statement for the year ended March 31, 1997 are incorporated by reference into Part III hereof.

                                     PART I


ITEM 1.           BUSINESS


INTRODUCTION

         HoloPak Technologies, Inc., ("HoloPak" or the "Company") through its principal operating subsidiaries, Transfer Print Foils, Inc. ("TPF" or the "Predecessor"), and Alubec Industries Inc. ("Alubec"), is a manufacturer and distributor of hot stamp foils in the United States, and is a major manufacturer of laminated foil and direct metallized paper in Canada. Hot stamp foil is primarily used to decorate or label a wide variety of products such as greeting cards, paperback book covers, cosmetics, other paper and plastic packaging, appliances and sporting goods. Laminated foil paper is used in a variety of consumer packaging applications. The Company services over 1,200 customers, including Hallmark Cards, American Greetings, Upper Deck, and Data Card. The Company is also one of the leading producers in the United States of holographic foil, which is a specialized type of hot stamp foil that is embossed with a three-dimensional image called a hologram. The Company has been involved in the development of holographic foil since 1984, shortly after the first commercial uses of holograms began.

         "Hot stamping" is the term that describes a decorating process performed by transferring a coating from a film to the surface of a product by simultaneously stamping it with heat and pressure. The Company manufactures the specialized foils used for hot stamping by coating polyester film in a multi-step process. These foils are produced in a wide range of colors, patterns and surface finishes designed to meet specific customer requirements. The Company supplies foils to its customers, who then hot stamp it to their products. In addition, the Company produces holographic foil by embossing a hologram on technologically advanced base foils specially created for this application. Holograms, which are difficult to duplicate, make holographic foil useful as a security device for credit cards, driver's licenses, collectible cards, checks, event tickets and other items for which counterfeiting is a problem. The distinctive appearance of holograms and holographic patterns also makes this type of foil appealing as a device to increase the visibility of consumer packaging.

         HoloPak was organized in 1989 to acquire the Predecessor. Although the Company was organized in 1989, the business conducted by the Predecessor has been in continuous operation since 1978. On September 27, 1991, the Company completed an initial public offering in which the Company issued and sold 800,000 shares of its Common Stock, par value $.01 per share ("Common Stock"), and certain stockholders of the Company sold 350,000 shares of Common Stock.

         On March 17, 1993, the Company acquired 100% of the outstanding shares of Alubec for $5.2 million in cash, 223,000 shares of common stock of HoloPak, and warrants to acquire an additional 200,000 shares, which lapsed on June 30, 1996 due to Alubec's failure to achieve certain earnings targets.

         On May 3, 1993, the Company acquired 100% of the outstanding shares of Jaeger Graphic Technology, S.A. ("JGT"). In June 1994 the Company announced that it would dispose of JGT, which it has since done. Please refer to Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

         On February 1, 1996, Mr. Robert E. Coghan became Chief Executive Officer, replacing Mr. Harry Parker, who resigned. Mr. Coghan has been President of the Company or TPF since 1978. Mr. Parker remains with the Company as a consultant.

         HoloPak's executive offices are located at 9 Cotters Lane, East Brunswick, New Jersey, 08816, and its telephone number is (908) 238-2883.


PRODUCTS AND MARKETS

         HOT STAMP FOILS

         Hot stamp foils, the Company's traditional core product, are manufactured by TPF. Using specialty types of its hot stamp foil as a base, TPF also produces holographic foils and foil laminates. While the Company's foils all have similar basic characteristics, the foils are produced in a wide range of colors, patterns, surface finishes and adhesive backings to meet customer requirements. Approximately 80% of the Company's sales consist of custom-made products.

         Customers use a heated die to apply the Company's foils to their products, which effects a permanent transfer of the coatings. Hot stamping has many advantages over other methods of applying designs, lettering and imprints to substrate materials. No treatment of the surface of the product is required before or after applying the hot stamp foil. Unlike many "wet" methods such as ink printing, no overruns or drying time is required, thereby reducing energy and labor needs. As no potentially hazardous coatings, inks or solvents are required for hot stamping, the environmental risk for the customer of handling, using and adequately disposing of such materials is reduced. Hot stamping also enables a customer to produce different colors and patterns easily and eliminates long downtime and set up procedures.

         The Company produces more than 3,500 different metallic, pigmented and patterned hot stamp foils, which are resistant to peeling, cracking, scuffing, fading, color change, moisture, oils and smudging. Management estimates there are more than 20,000 users of hot stamp foils in the United States in a large number of diverse industries. The majority of the Company's hot stamp foils are produced for application on paper and plastic products, with a lesser portion of its foils being used on fabric, metal and other substrates. The use of foils for all these applications has continued to increase in recent years due to the importance of the visual impact of the end users' products.

         The largest portion of the Company's hot stamping foils business is to the graphic arts industry, which includes packaging and greeting cards. In the fiscal year ended March 31, 1997, sales of the Company's foils to manufacturers of greeting cards accounted for 19% of the Company's overall net revenues. The Company believes it produces over 60% of the hot stamp foils used by the greeting card market. Sales of the Company's foils to the paper packaging market also represent a significant portion of the Company's business. The Company produces foils for use on film boxes, cosmetics and personal care packaging, ribbons for gift packaging and covers of paperback and hardback books, as well as many other paper-based products.

         The Company's hot stamp foils are also used for application on plastic products such as plastic packaging for consumer products and decorative components of appliances and automobiles. The durability of the Company's foils is especially important to customers in these markets. The Company's metallic and pigmented foils are used to decorate and label plastic cosmetic packaging, shampoo and powder bottles as well as for lettering and imprinting small plastic items such as toys, rulers, pens and novelty items. The Company's foils are used on packaging for major cosmetic and personal-care lines. The Company also sells chrome, wood-grained, marbled and patterned foils for use on appliances, automobiles and other consumer durable goods. The Company supplies wood-grain foil for air conditioner grilles and automobile interior, and chrome foil for automotive trim and tail lights. The Company supplies foils to major appliance manufacturers, and to all three major domestic automobile manufacturers.

         The Company also produces hot stamp foil for various other uses such as decorating and imprinting applications on fabric and leather products, pencils, sporting goods, apparel and banners, and extrusion applications for vertical window coverings and picture frames.

         HOLOGRAPHIC FOILS

         The Company is one of the leading producers of holographic foil in the United States. Holographic foil is a specialized type of hot stamp foil embossed with a holographic image or pattern. Holographic foils are used to provide decoration on packaging and graphics products, and more importantly, on products that require anti-counterfeiting protection. The Company has developed production methods that permit the mass replication of high quality holographic images on foil in a secure environment.

         A hologram is originated by creating a master image through split beam laser photography. The master image is provided to the Company by the customer or produced by an independent holographer. Once the master image is created, the Company produces shims that are used to replicate the holographic image. The final step in the process uses the shims to emboss the image into special hot-stamping foil, which receives special coatings so it will accept an image.

         When a hologram is viewed from different angles, features of the depicted object can be seen that would not be visible in a photograph. Identification of an authentic hologram when used as a security device is convenient and inexpensive and can be done by sight without any special machinery. Moreover, high security holograms can also be produced to carry information that is readable only with the aid of special devices. The high degree of technological skill and capital investment required to replicate holograms acts as an obstacle to unauthorized duplication, thereby making holograms useful as anti-counterfeiting and security devices.

         The Company's holographic foil is used by a producer of baseball cards to add a small distinctive hologram which increases the difficulty of reproducing or otherwise counterfeiting the card. The Company produces and sells holographic foil with whole-card holographic figures for baseball cards and other collectible cards depicting comic book characters, rock and roll groups and other figures. The Company sells optically enhanced base foil for use in producing holograms on driver's licenses and other security sensitive products. The Company also sells holographic foils for use as protection against counterfeiting of transit passes, event tickets and checks.

         The visual appeal and uniqueness of holograms also makes them ideal for many graphic applications on paper-based products. The Company has continued to supply holographic foils for use on products such as greeting cards, ribbon for gift packaging, paper and box packaging and paperback books. The Company believes that there is potential for significant growth in this area as additional holographic products are developed and advances in the replication of holograms lead to lower production costs, thus making holographic foil practical for additional applications.

         FOIL LAMINATES

         The Company also produces a full line of hot stamp foils that can be laminated on a wide variety of plastic surfaces and used in diverse products. The Company produces decorative foil finishes such as wood grains, marbles, patterns, glosses, colors and metallics which are sold in engraving sheets for use in producing office nameplates, interior and exterior signs and other engraving applications. The Company also produces laminated sheets for stock and custom uses, and vacuum-formed products for the marine, automobile and appliance industries. These products include automobile dashboards and pleasure boat instrument panels. Miscellaneous laminates produced by the Company include wood grain appliques for office products and silver decoration of vinyl sheets for telephone calling cards.

         METALLIZED PAPER

         The Company manufactures metallized paper through Alubec. Alubec's principal laminated foil products are paper and paperboard to which aluminum foil is laminated in accordance with customer specifications. Alubec's customers use its products in making decorative and attractive labels or packages for various manufacturers of consumer goods such as food, beverages, candy, cosmetics, cigarettes and household products. The users of packages or labels containing foil believe that the attractiveness of the package or label catches the consumer's attention and helps distinguish their products from those of their competitors. Alubec also manufactures direct metallized paper, which is used in a wide variety of packaging applications and has the advantage of being fully recyclable.

         Quality control is an integral part of Alubec's manufacturing process. Alubec only purchases raw materials from those suppliers who meet its stringent quality standards. In addition, on-line quality inspection is continuous. Alubec inspects raw materials (foil, paper, paperboard, lacquer, etc.) prior to production. Spot checking during in-line production is continuous and each sheet of sheeted products is inspected as it comes off the sheeter. A final inspection is made prior to packaging for shipment.

MANUFACTURING

         The manufacture of hot stamp foil is a three-step process. The primary raw materials are polyester film, pigments, resins, dyes, aluminum and a variety of adhesives. The Company maintains more than 3,500 product formulations to meet varying customer needs, depending on the final product. Polyester film is used as a carrier for all products. The film ranges in width from 25 to 52 inches and in thickness from 0.5 to 3 mils. The first production step is the application of a release coat, which allows the foil to separate from the polyester film during hot stamping by the customer. In the second step, the polyester film is coated with solvent based pigments or dye solutions to achieve the desired color and pattern. The performance requirements of the decorated surface determine the number and type of coatings required. For metallic foils, the roll of color coated film is then metallized by direct vacuum deposition. Other multicoated foils, such as wood grains, undergo a more extensive manufacturing process. In the final step of all foil manufacturing, an adhesive is applied to the back of the foil. Different adhesive properties are required depending on the surface to which the foil will be applied and the conditions under which the end product will be used. Rolls of foil are cut or slit to customer specifications before shipping. For laminated products, the Company laminates a completed roll of foil onto plastic sheets.

         To produce holographic foils, in the second step of the foil production process the Company adds specially developed coatings to produce a base foil flexible enough to accept a holographic embossing, but durable enough to maintain image fidelity. The base foil produced is then embossed with a holographic image by one of the Company's proprietary holographic embossing machines. After the embossing process, the holographic foil is returned to the standard foil production cycle to receive an adhesive coating.

         Much of the Company's machinery and equipment was developed and built on site by the Company. The Company currently has the capacity to increase foil production by approximately 25%, based on historical production statistics, without the need of any additional expansion. The Company is currently in the midst of a program to upgrade existing machinery and to install new and more technologically advanced machinery to improve production efficiency.

         The Company has made a number of advances in the development of machinery to emboss holographic images and patterns on base foils to produce holographic foil. The Company is now embossing holograms on rolls of foil up to 40 inches wide. Management believes that by embossing on wider rolls, the Company increases the potential applications for its holographic foil.

         Alubec manufactures its products at its plant in Montreal, Quebec. Laminated foil paper is manufactured using specialized machinery to laminate aluminum foil to packaging paper and paperboard, which is then rolled, cut or sheeted for delivery to customers. The customer prints the appropriate words and designs on the laminated foil and then uses the laminated products in making labels, boxes or other packaging containers for its customers' products. Direct metallized paper is manufactured by vacuum-metallizing paper in roll form. Alubec also has the capability of manufacturing hot stamping foil at its plant.

         The Company's manufacturing expertise lies in producing durable high quality foil and papers that will consistently perform according to specifications. The Company has an extensive quality control program for all production processes to further the Company's goal of reducing defects in all products. The Company's quality control program is carried out by all manufacturing employees and is an integral part of the production process.

SALES AND MARKETING

         The Company currently has 13 full time sales people, including regional and country managers, with sales offices and distribution centers in East Brunswick, New Jersey; Evansville, Indiana; Chicago, Illinois; Irvine, California; and Montreal, Quebec. The Company's products are sold to more than 1,200 active accounts. The majority of its products are sold directly to end-users, although the Company makes limited sales to distributors who service small accounts. The Company's sales personnel are compensated on a salary plus commission basis. The Company is also an active participant in various trade shows and conducts an advertising campaign in various trade magazines.

         Alubec markets its products, with few exceptions, directly to printers and manufacturers primarily in and around Montreal, Quebec.

         The Company operates on a purchase order basis and has no long term sales contracts with customers. Because the Company is required to provide prompt turnaround time from order to delivery, backlog comparisons are not indicative of sales trends at any given time. Sales to one major customer amounted to $5,986,000 (14.6%), $5,419,000 (12.3%), and $5,555,000 (12.1%) of
consolidated net revenues for the fiscal years ended March 31, 1997, 1996 and 1995, respectively.

RESEARCH AND DEVELOPMENT

         The Company's research and development program is devoted to the development of new products and applications. In addition, the research and development department frequently works directly with customers to develop products to meet their specific needs. A factor in the Company's growth and success has been management's investment in new dye, resin and film formulations so that new decorative effects can be achieved. The Company continues to improve the workability, abrasion resistance, physical and aesthetic characteristics of its foils. The Company has a laboratory on site at its East Brunswick, New Jersey facilities, which employs five persons dedicated to research and development. The Company employs four persons with a background in chemistry, two of whom are dedicated to research and development and quality control and two of whom are members of senior management. The Company expenses its research and development costs as incurred. Such expenses amounted to approximately $416,000, $532,000, and $480,000 in fiscal 1997, 1996 and 1995, respectively.

         The Company also has a design group that creates new patterns, designs, colors, shades, patterns and textures, including holographic designs, to offer customers. The Company also develops original patterns, wood grains or finishes designed to customers' specifications.

COMPETITION

         The Company competes with a number of companies in the hot stamp foil and metallized paper industries. In these markets, it competes on the basis of quality, service and price. The Company believes that its product quality, long-standing customer relationships, proprietary machinery and processes, continuity of management and experienced personnel are competitive advantages. Some of the Company's competitors are divisions or subsidiaries of larger companies with financial and other resources greater than those of the Company.

         The Company competes primarily in the high quality and high value added end of its markets, where the Company's commitment to and reputation for quality provides a competitive advantage. Historically, the Company does not aggressively compete in markets where competition is largely price-based. However over the past year, segments of the Company's business have become more price sensitive, thereby compelling the Company to respond to price competition.

         The hot stamp industry in general has certain technological and economic barriers to entry. The Company's processes and machinery for the production of hot stamp foils and holographic foils have been developed over years of research and development effort, and require a blend of art and chemistry based on years of experience working with foils for a broad range of applications. Also, the capital equipment required to produce hot-stamping and holographic foil is extremely costly. The operation of a facility for the production of hot stamp foils also requires large capital expenditures for the construction of additional equipment to comply with federal, state and local environmental laws and regulations, which may deter new entrants from commencing the production of hot stamp foils.

         The market for holographic foil is relatively new and has been developing quickly over the last several years. The Company is one of the leading producers of holographic foil in the United States. The Company believes that there are currently two other significant domestic producers of holographic foil; however, there are also foreign producers of holographic foil. The Company has invested significant time and effort developing processes and machinery for the production and embossing of holographic foil which, management believes, gives it certain competitive advantages.

         In foil laminates, the Company competes with several other producers. Management believes that the Company has an advantage over such competitors because it is the only producer of both the overlying foil and the laminated sheets. This integration allows the Company to ensure both the quality of the foils used and the quality of the final foil laminate.

         The laminated foil and metallized paper markets are highly competitive. This competition is based upon price, availability, and performance of products. There are more than fifty laminated foil companies and three direct metallized paper companies in the United States and Canada. Most of these companies are larger and have greater financial resources and marketing capabilities than Alubec.

RAW MATERIALS AND SUPPLIERS

         The Company is not dependent on any one supplier for any single raw material. The Company's suppliers fall into four general groups: Suppliers of the polyester film that serves as the carrier for the foil; suppliers of chemicals for producing the coatings and adhesives; suppliers of plastic sheets for the foil laminates, and suppliers of paper for metallized paper.

         The Company purchases from suppliers on a purchase order basis and, consequently, has no long term supply contracts.

         During fiscal 1997, the price of polyester film declined by approximately 30%. The decline in price of this key raw material relieved pressure on the Company's gross margins. Management believes that supplies of polyester film will be adequate for the coming year, although further declines in price appear unlikely. However, other raw material prices have increased. The chemicals that the Company uses fall into three broad categories: solvents; specialty resins, dyes, and pigments; and adhesives. Of these, solvents have shown the most fluctuation. Solvents, however, are basically commodities -- the price can be expected to decline in response to the business cycle. Specialty chemicals, on the other hand, tend to have smaller, but regular (and permanent) increases. Unlike polyester film where the Company is a major consumer in North America, it is a minor chemical consumer and therefore has limited leverage with suppliers. Also, increasing stringency of environmental laws has made first quality materials more difficult to obtain.

ENVIRONMENTAL MATTERS

         The Company and its facilities are subject to federal, state and local environmental law and regulations relating to discharges into the environment and to worker health and safety. The Company believes that it is in compliance with these laws and regulations in all material respects.

         The Company is currently involved in two environmental cleanup proceedings as a result of waste delivered to large landfills. One matter involves the cleanup of a New Jersey landfill (the "New Jersey Cleanup"). The New Jersey Cleanup has been divided into two parts. In the first part, the Company was joined in a federal action with numerous other parties as the alleged successor-in-interest to another company whose assets were purchased by the Company and whose waste was allegedly disposed of at the landfill. The first part was settled at no cost to the Company because the $132,000 portion of the total settlement that was allocable to the Company's predecessor was paid by such predecessor's insurance coverage. In the second part of the New Jersey Cleanup, the United States Environmental Protection Agency (the "EPA") has requested over 300 potentially responsible parties ("PRPs") to offer a proposal for ground water remediation. The EPA has estimated the costs of such remediation at $10 million to $12 million. There can be no assurance that the predecessor's insurance coverage that was available for the first part of the New Jersey Cleanup will be available for the second part. Although each PRP is jointly and severally liable for all such cleanup costs, the Company does not anticipate that the final outcome of this second part of the New Jersey Cleanup will have a material adverse effect on the Company.

         In the other pending proceeding, the Pennsylvania Department of Environmental Resources (the "PADER") has notified over 1,000 parties, including the Company, that they may be liable as PRP's for cleanup of a Pennsylvania landfill that has soil and ground water contamination (the "Pennsylvania Cleanup"). The Company believes that any waste it allegedly disposed of at the landfill would represent less than 1% of the total waste disposed of at the site by the over 1,000 parties alleged to have disposed of waste at the landfill. In February 1997, the Company entered into a Buyout Agreement with PADER in which the Company paid approximately $39,000 to settle its obligations in this matter. The Company has made a claim under the terms of the Environmental Indemnification Agreement described below for the costs associated with this matter.

         The Buyout Agreement with PADER contains a re-opener provision in the event the cost of the remedial plan approved by PADER exceeds $30 million. PADER has not estimated the total cleanup costs of the landfill. As with the New Jersey Cleanup, the Company does not anticipate the final outcome of the Pennsylvania Cleanup will have a material adverse effect on the Company, even though the Company and every other PRP in the Pennsylvania Cleanup may be jointly and severally liable for all cleanup costs.

         In addition, the Company received test results showing ground water contamination surrounding its facilities in East Brunswick, New Jersey. The Company believes that it cannot make an accurate assessment at this time of the total cleanup costs because additional testing and consultation with various regulatory agencies is still required. The Company does believe, however, that the soil remediation and the ground water contamination cleanup costs, in the aggregate, will not exceed the remaining amount available to the Company under the Environmental Indemnification Agreement described below. The Company has made a claim under the Environmental Indemnification Agreement for the costs associated with this matter.

         Due to the broad scope of existing environmental cleanup laws, it is possible that the Company may be joined or named as a PRP in other cleanup proceedings, not only with respect to waste that the Company disposed of, but also with respect to the waste disposed of by a business acquired by the Company. There can be no assurance that any such subsequent proceedings would not have a material adverse effect upon the Company. The Company does not maintain environmental impairment insurance coverage in respect of such liability.

         For the fiscal years ended March 31, 1997, 1996 and 1995, the Company made expenditures of $138,000, $267,000, and $64,000, respectively, on environmental matters. The Company has filed claims or received reimbursements of $39,000, $212,000, and $0, respectively, under the Environmental Indemnification Agreement.

         Under an Environmental Indemnification Agreement between the Company and certain stockholders of the Predecessor, the Company is indemnified for certain environmental liabilities for claims made prior to January 4, 1993. The maximum indemnity under such Agreement is $950,000 plus the aggregate value of the greater of the value of the shares of Common Stock owned by the former CEO, as determined when a claim or claims are paid, or $4 million. As of March 31, 1997, the Company has been reimbursed under the Environmental Indemnification Agreement for claims totaling approximately $935,000.

PATENTS AND PROPRIETARY INFORMATION

         The Company has seven patents on processes for producing high quality durable foils. Management believes, however, that its reputation, know-how and experience in manufacturing hot stamp foils are more important than patent protection. Accordingly, the Company relies upon trade secrets and other unpatented proprietary information in its product development activities. Forty-two of the Company's employees are parties to employment agreements providing for confidentiality and the assignment of rights to innovations developed by them while employed by the Company. The Company also requires key employees to enter into confidentiality and noncompetition agreements to protect its confidential information. There can be no assurance that these types of agreements will effectively prevent disclosure of the Company's confidential information.

EMPLOYEES

         The Company employs 240 people, including 136 direct labor, 52 indirect labor, 13 outside sales, 10 sales and support and 29 administrative and management personnel, 194 of which are at TPF, and 46 at Alubec. None of the Company's employees is or has ever been represented by a union. The Company believes that its relationships with its employees are excellent.

         The executive officers of the Company, as well as many of the other employees, have had extensive experience in the hot stamp foil industry. Three of the executive officers each have over 20 years experience in the industry.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and key employees of the Company are as follows:

         NAME                 AGE      POSITION WITH THE COMPANY
         ----                 ---      -------------------------
         Robert J. Simon      38       Chairman of the Board of Directors
         Robert E. Coghan     68       Chief Executive Officer, President and Director
         David W. Jaffin      43       Chief Financial Officer and Vice President
         Marc O. Woontner     51       Vice President, Sales and Marketing
         Charles Yetka        44       Manager of Research and Development
         Joseph T. Webb       55       Vice President, Manufacturing

         There are no family relationships between any executive officers, directors or key employees of the Company.

         Officers of the Company are elected by the Board of Directors and serve at the discretion of the Board.

         Robert J. Simon -- Mr. Simon has been Chairman of the Board of Directors since May 1992 and a Director since January 1990. Mr. Simon has been a general partner of Bradford Associates since 1989 and a Senior Managing Director of Bradford Ventures Ltd., a private investment firm, since 1992. Prior to that time, Mr. Simon held the following positions at Bradford Ventures, Ltd., Managing Director (1990-1992), Senior Vice President (1987-1990) and Vice President (1985-1987). Mr. Simon is also a director of Tufco Technologies, Inc. and Adco Technologies, Inc. and several privately held companies.

         Robert E. Coghan -- Mr. Coghan became Chief Executive Officer of the Company on February 1, 1996. He has been President of the Company or TPF since 1978, when he joined TPF. Mr. Coghan has over 36 years of experience in the hot stamp foil business. Mr. Coghan is also a director of Tufco Technologies, Inc.

         David W. Jaffin -- Mr. Jaffin has been Chief Financial Officer and Vice President of the Company since February 1992.

         Marc O. Woontner -- Mr. Woontner has been Vice President, Sales and Marketing of the Company or TPF since 1986, when he joined TPF. Mr. Woontner has over 21 years of experience in the hot stamp foil business.

         Charles Yetka -- Mr. Yetka has been Manager of Research and Development of the Company or TPF since 1986. He has been employed by the Company or TPF since 1979. Mr. Yetka has over 21 years of experience in the hot stamp foil business.

         Joseph T. Webb -- Dr. Webb has been Vice President of Manufacturing of the Company or TPF since November 1995. From 1994 to 1995 Dr. Webb was a Vice President of Operations at Ivex Packaging Corporation. From 1974 to 1994 he held a series of positions at James River Corp. and Rexham as Vice President of Manufacturing, Vice President General Manager, and Technical Management jobs.

ITEM 2.           PROPERTIES

         The Company leases approximately 143,000 square feet of space in three buildings in East Brunswick, New Jersey with leases expiring in 1997 through 2000. The building at 9 Cotters Lane contains the corporate headquarters, the manufacturing plant, laboratory space for research and development activities, shipping, sales office, and certain administrative offices. The building at 15 Cotters Lane contains a distribution warehouse, laminations department and certain administrative offices. The building at 21 Cotters Lane houses the holography department. The Company also has leased facilities in Irvine, California; Chicago, Illinois; and Evansville, Indiana, each of which contains a distribution warehouse and sales office. Alubec leases 66,000 and owns 12,000 square feet of manufacturing and warehousing facilities, located in Montreal, Quebec. Management believes that all its facilities are in good condition and are suitable for the purposes for which they are being used.


ITEM 3.           LEGAL PROCEEDINGS
         None.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The Company's Common Stock is traded on the NASDAQ National
Market System under the trading symbol "HOLO". The range of the high and low closing bid prices for the Common Stock, as reported on NASDAQ National Market System by quarter is set forth below.

                                                 HIGH             LOW
                                                 ----             ---
Quarter Ended June 30, 1995 ...............      $9.00            $6.25
Quarter Ended September 30, 1995 ..........      $9.00            $6.00
Quarter Ended December 30, 1995 ...........      $7.25            $4.50
Quarter Ended March 31, 1996 ..............      $5.50            $3.75

Quarter Ended June 30, 1996 ...............      $4.63            $3.87
Quarter Ended September 30, 1996 ..........      $4.50            $3.37
Quarter Ended December 30, 1996 ...........      $3.87            $2.87
Quarter Ended March 31, 1997 ..............      $3.75            $2.25

         As of June 12, 1997, there were approximately 153 holders of record of the Common Stock.

         The Company has never paid dividends on its capital stock. The Company intends to retain earnings to finance future operations and expansion and does not expect to pay any cash dividends within the foreseeable future.

         During fiscal 1996, the Company repurchased 172,300 shares of its common stock at prices ranging from $5.125 to $5.875 per share. The total amount expended was $1.0 million.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA


                                                                               YEAR ENDED MARCH 31,
                                                      1997             1996            1995          1994            1993
                                                      ----             ----            ----          ----            ----
                                                                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data

Net Revenues                                       $    40,960     $    43,954     $   45,866    $    45,350     $    33,098
Cost of Sales                                           33,176          35,205         34,150         33,038          23,556
                                                   -----------     -----------     ----------    -----------     -----------
Gross Profit                                             7,784           8,749         11,716         12,312           9,542

Selling, General and Administrative Expenses             7,913           7,786          8,172          8,623           6,892
Restructuring Charge                                       130              --             --             --              --
                                                   -----------     -----------     ----------    -----------     -----------
Operating (Loss) Income                                   (259)            963          3,544          3,689           2,650

Interest Income                                            166             134            100             81              88
Interest Expense                                           272             440            540            408              33
                                                   -----------     -----------     ----------    -----------     -----------
Net Interest Expense (Income)                              106             306            440            327             (55)
                                                   -----------     -----------     ----------    -----------     -----------
(Loss) Income From Continuing Operations Before
    Income Taxes                                          (365)            657          3,104          3,362           2,705
(Benefit) Provision for Income Taxes                      (165)            145          1,041          1,285           1,071
                                                   -----------     -----------     ----------    -----------     -----------
(Loss) Income From Continuing Operations                  (200)            512          2,063          2,077           1,634

Discontinued Operations:
     Loss From Operations                                   --              --             --           (782)             --
     Loss Upon Disposition                                (160)           (191)            --         (1,975)             --
                                                   -----------     -----------     ----------    -----------     -----------

NET (LOSS)  INCOME                                 $      (360)    $       321     $    2,063    $      (680)    $     1,634
                                                   ===========     ===========     ==========    ===========     ===========

(Loss) Earnings Per Common Share and Common
  Share Equivalents

Net (Loss) Income:
     Continuing Operations                         $     (0.06)    $      0.15     $     0.59    $      0.59     $      0.49

     Discontinued Operations                             (0.05)          (0.06)            --          (0.78)             --
                                                   -----------     -----------     ----------    -----------     -----------

NET (LOSS) INCOME                                  $     (0.11)    $      0.09     $     0.59    $     (0.19)    $      0.49
                                                   ===========     ===========     ==========    ===========     ===========

Weighted Average Number of Common Shares and
     Common Share Equivalents Outstanding            3,347,689       3,518,476      3,517,989      3,517,989       3,364,505

Balance Sheet Data

Working Capital                                    $    11,560     $    13,272     $   12,256    $    10,954     $    12,366
Total Assets                                            33,966          36,474         40,901         38,878          38,026
Long-term Debt, Including Current Maturities             2,833           4,585          6,338          6,600           4,850
Stockholders' Equity                                    26,012          26,506         27,002         25,012          26,177

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

                  The Company is involved in serving a wide variety of different industries with some growing slowly or not at all, and some growing considerably faster than GNP. Also, while the Company as a whole does not show marked cyclical and seasonal trends, certain lines of business do fluctuate seasonally and cyclically.

         The Company acquired 100% of the outstanding shares of Alubec on March 17, 1993. Alubec is a manufacturer of laminated foil paper and direct-metallized paper. Because many of the consumers for hot-stamping foil are also users of metallized and foil papers, management believes that there are many possible areas of synergy. To this end, significant additional capacity was added at Alubec in 1995 to increase the ability to produce direct metallized paper and to provide additional capacity to produce hot-stamping foil.

         In May of 1993, the Company acquired 100% of the outstanding shares of Jaeger Graphic Technology, S.A., a distributor of certain types of foils and hot-stamping machinery based in Brussels, Belgium. The acquisition strategy of the Company was based upon the assumption that the two different businesses would combine well, and that the addition of JGT would enable the Company to increase sales to its own European markets. As a result of the Company's inability to achieve anticipated synergies, the Board of Directors concluded that the best interest of the Company's stockholders were not being served by remaining in Europe. Accordingly, in June 1994, a formal plan was adopted to dispose of JGT. In March 1994, the Company recorded an estimated loss from these discontinued operations based on anticipated operating losses through disposition and losses arising from the liquidation of the JGT business. In December 1995, the Company wrote-off the remaining asset of $318,000 pretax as the likelihood of further recovery was deemed to be minimal. (See Fiscal 1996 compared to Fiscal 1995 discussion on Loss from Disposition.) In fiscal 1997, the Company incurred an additional $160,000 in costs after taxes to settle a lawsuit relating to the disposition of JGT.

         Inflation has had a minimal effect on the results of the Company.

YEAR TO YEAR COMPARISONS

         The following table sets forth for the periods indicated the percentages of net revenues represented by certain items included in the Consolidated Statements of Operations.

                                                               Year Ended March 31,
                                                            1997       1996      1995
                                                            ----       ----      ----
Net Revenues                                               100.0%     100.0%    100.0%
Cost Of Sales                                               81.0%      80.1%     74.5%
                                                           -----      -----     -----
Gross Profit                                                19.0%      19.9%     25.5%

Selling, General and Administrative Expenses                19.3%      17.7%     17.8%
Restructuring Charge                                         0.3%      --        --
                                                            -----      -----     -----
Operating (Loss) Income                                     (0.6%)      2.2%      7.7%

Interest Income                                              0.4%       0.3%      0.2%
Interest Expense                                             0.7%       1.0%      1.1%
                                                            -----      -----     -----

(Loss)Income From Continuing Operations Before Income       (0.9%)      1.5%      6.8%
Taxes
(Benefit) Provision for Income Taxes                        (0.4%)      0.3%      2.3%
                                                            -----      -----     -----
(Loss) Income From Continuing Operations                    (0.5%)      1.2%      4.5%
                                                            =====      =====     =====

FISCAL 1997 COMPARED TO FISCAL 1996


         Net Revenues for the year ended March 31, 1997 decreased by $3.0 million, a decrease of 6.8% from the $44.0 million recorded in fiscal 1996. The decrease was attributable to a decline of $2.2 million in the sale of metallic graphics foils, and a decline of $1.5 million in the sale of laminated foil papers. These declines were offset by an increase of $533,000 in holography sales and increases in other specialty foils manufactured by the Company.

         The decline in metallic graphics foils resulted from an extremely slow market for general graphics stamping, price competition for existing business, and slow sales in certain segments of the greeting card industry. Price competition in these segments has become far more intense over the past year, with selling prices declining to record low levels. Accordingly, the Company has been forced to cut its prices in order to remain competitive in this market and has lost share of market compared to certain low-price competitors. This decline persisted throughout the year, as all quarters showed negative comparisons to the corresponding quarter in the prior year.

         The sales decline at Alubec was concentrated in the fourth quarter; revenues from this operation of $1.5 million were 50% below the levels achieved in the fourth quarter of fiscal 1996. The decline in metallized and laminated papers resulted from a continuing shift from laminated papers to direct metallized paper and no business for metallized paper for trading cards in the fourth quarter. The Company did not lose this business to a competitor; rather, designs in trading cards changed and demand did not exist. The Company was able to increase its sales of direct metallized papers, but the increase was not sufficient to offset the shortfall.

         Holographic sales increased due to very strong sales of specialty security products. In particular, sales of holographic products increased strongly in the fourth quarter.

         Gross Profits declined to $7.8 million from $8.7 million in the prior year, a decrease of 11%. The major cause of the decline was the decline in revenues. The level of sales achieved was simply not sufficient to fully absorb fixed costs at either one of the Company's operating subsidiaries. The effect of the shortfall in revenues upon gross margins was particularly acute at Alubec in the fourth quarter. TPF, by contrast, was under absorbed throughout the year.

         The Company had a mixed experience with raw materials during the year. During the first six months of the year, the price of polyester film, which is the primary raw material in the manufacture of hot stamping and holographic foils, stood at levels substantially higher than those prevailing during prior periods. The price of this material declined sharply during the last six months of the year, and ended the year at levels 30% below those of the first half of the year. This decline improved margins, although much of the decrease was passed through to customers in the form of rebates and lower prices. The price of film appears to have stabilized at current pricing levels. Although the Company does not anticipate increases in the price of film during fiscal 1998, if such increases were to occur, it cannot be guaranteed that the Company would be able to recoup them through increased selling prices.

         The Company also experienced quality problems with certain other key raw materials during the year, which increased scrap rates and reduced production speeds and efficiencies during the year at TPF.

         Selling, General, and Administrative Expenses were $7.9 million, an increase of $100,000, or 1.6% from the $7.8 million recorded in fiscal 1996. The increase was attributable to an increase in legal fees of $134,000 resulting from the settlement of various legal actions, data processing expenses incurred to install bar coding for inventory and job coating control at the Company's foil manufacturing operations and an increase in the Company's reserve for doubtful accounts of $75,000, due to an increase in overdue accounts receivable, offset by decreases in other expense lines.

         Restructuring Charge was $130,000. In August 1996, the Company restructured its production organization at TPF and, as a result, eliminated certain positions and incurred a one-time charge of $130,000 to provide for severance and other separation benefits.

         Operating Income was a loss of $259,000, compared to income of $963,000 in fiscal 1996. The shortfall in sales and gross profits were entirely responsible for the decline.

         Net Interest Expense was $106,000, compared to expense of $306,000 in the prior year. The decline was attributable to lower outstanding balances on debt, and higher average cash balances. Also, in the forth quarter of fiscal 1997, the Company recognized interest income of $63,816 on tax refunds received.

         Income Taxes were a benefit of $165,000, compared to income tax provision of $145,000 in the prior year. The benefit arises primarily from losses sustained in the Company's U.S. operations that can be carried back to offset prior years' tax liabilities. The Canadian operations were profitable, and the Company provided for taxes on these profits at the statutory rate.

         Loss from Discontinued Operations reflects the cost of settling a lawsuit brought against the Company by Bollore Technologies concerning a supply contract to the Company's discontinued European operations. This operation has now been completely closed.


FISCAL 1996 COMPARED TO FISCAL 1995

         Net Revenues for the year ended March 31, 1996 decreased by $1.9 million to $44.0 million, a decrease of 4.2% from the $45.9 million recorded in fiscal 1995. The decrease was primarily attributable to a decrease in several hot stamping foil products. The key decline was a decline of $1.3 million in the metallic foils market, due to slowness in the trading card business in the last six months of the year. Also, there was a decline of $435,000 in the Company's laminated foil division. Sales declined here because of slow demand in the automotive and signage industries. Holographic sales increased by $300,000 to $6.8 million, due to sales of specialty security products. During the year holographic sales to security products customers increased substantially but were offset by a decline in the market for trading card holographic foil. Paper sales at Alubec declined by $370,000 due to slowness in the packaging market, particularly liquor packaging.

         There was little change in the average selling prices of the Company's products.

         Gross Profits declined to $8.7 million from $11.7 million in the prior year. The major causes of the decline, in addition to the decline in revenues, were a negative purchase variance on polyester film of $850,000, $700,000 in incremental material costs incurred in perfecting the Company's optically enhanced holographic foil, and $220,000 in incremental depreciation resulting from the 1995 capital expansion at Alubec.

         Selling, General, and Administrative Expenses were $7.8 million, a decline of $386,000 or 4.7% from the prior year. The primary causes of the decline were lower selling expenses at TPF on decreased overall revenues and lower administrative expenses due to the elimination of executive positions at TPF.

         Operating Income decreased by $2.6 million, or 72.8%, to $963,000 from $3.5 million in the prior year. The decline is entirely attributable to the decline in gross profits from TPF. Operating margin decreased to 2.2% from 7.7% in fiscal 1995.

         Net Interest Expense decreased to $306,000, a decline of $134,000 or 30.5%. The decrease is attributable to higher income earned on higher cash balances during the year, and an accelerated paydown of debt resulting from extra cash received in connection with tax refunds and recovery of assets from the liquidation of JGT, and the scheduled paydown of the Company's acquisition debt.

         Income Taxes decreased to $145,000 from $1.0 million in fiscal 1995. The decrease is attributable to lower pretax income and the differential between United States and Canadian tax rates. Since U. S. tax rates are higher than Canadian tax rates, and U. S. operations had losses before income taxes, the net effective tax rate is quite low.

         Loss from Disposition The Company recorded an additional loss from the disposition of Jaeger Graphic Technology SA ("JGT") of $191,000, net of tax benefits. This loss stemmed from the write-off of $318,000 in net assets of JGT. The Company engaged professional liquidators to perform the liquidation of the JGT operations and relied upon their estimates of asset recovery. During the third quarter of fiscal 1996, the liquidators changed their estimate of recovery of certain assets, primarily receivables of the discontinued operations. Accordingly, HoloPak management decided that the low likelihood of further recovery necessitated the write-off of the remaining assets.



LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997, the Company had working capital of $11.6 million, compared to working capital of $13.3 million at March 31, 1996. The decline is attributable to a decline in receivables of $1.0 million, reflecting lower sales at both subsidiaries, and a decline in inventory of $500,000, reflecting lower raw material prices at TPF and reduced production requirements. Prepaid income taxes declined by $870,000, reflecting in part the receipt of income tax refunds related to losses generated by the liquidation of JGT.

                  During fiscal 1997, the Company generated $4.7 million in cash from operating activities compared to $3.1 million in the prior year. The increase is attributable to the positive changes in working capital accounts, offset by the losses recorded for the year.

                  The Company had net investments of $2.0 million in fiscal 1997, compared to positive cash flow of $1.4 million in fiscal 1996. Capital expenditures for fiscal 1997 were $1.8 million compared to $1.3 million in the prior year. The bulk of the expenditures were for enhancing converting operations at TPF and for the purchase of pollution control equipment at Alubec.

                  The Company is currently contemplating a major plant relocation of its TPF facility with a concomitant upgrade to equipment. For a project of this magnitude, it will be necessary to turn to outside funding sources.

                  During the year, the Company repaid $1.8 million in long-term debt.

                  The Company has available to it up to $3 million in a revolver to be used for working capital and other general requirements. The facility is secured by the Company's assets and bears interest at a rate of LIBOR (London Interbank Offered Rate) plus 150 basis points. At March 31, 1997, this rate was 6.4%. As of June 27, 1997 there were no amounts outstanding under this facility.

                  The Company's long term debt is comprised of two pieces. The first piece is a term loan made to fund the acquisition of Alubec. It calls for fixed quarterly payments of principal of $303,125, has a fixed interest rate of 5.9% and has a final maturity date of March 17, 1998. The second piece is a term loan resulting from loans made under a former capital expenditure facility, which converted to a five year term loan in March of 1995. This loan calls for quarterly payments of principal of $135,000, with a final maturity on March 17, 2000. The interest rate on this loan is LIBOR plus 150 basis points.

                  The conditions of the Company's banking facilities call for the Company to maintain certain financial ratios regarding debt service coverage, working capital, and certain amounts of tangible net worth. At March 31, 1997, the Company had violated certain of these covenants; however, the Company obtained a waiver on these covenants as of said date.

                  The Company has historically depended upon funds generated from operations and its borrowings to provide both short and long term liquidity. The Company expects these sources of liquidity to be sufficient to supply its working capital and capital expenditure requirements for the foreseeable future.

                  The excess of cost of acquisitions over amounts assigned to identifiable assets and liabilities assumed is being amortized on a straight-line basis over 40 years. The amount of impairment, if any, in Excess of Cost Over Fair Value of Net Assets Acquired ("Goodwill") is measured based on projected future undiscounted cash flows of the operation acquired as compared to the unamortized balance of Goodwill at each balance sheet date. If the results of such comparison indicate that an impairment may be likely, the Company will recognize a charge to operations at that time based upon the difference between the present value of expected cash flows from future operating results (utilizing a discount rate equal to the Company's average cost of funds at the time), and the balance sheet value of goodwill as of such time. The recoverability of Goodwill is at risk to extent the Company is unable to achieve its forecast assumptions regarding cash flows from operating results. The Company has determined that there is no impairment since future undiscounted cash flows through the period over which such Goodwill is being amortized are expected to be sufficient to absorb the amortization of Goodwill.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  Attached hereto and filed as part of this report are the financial statements and supplementary data listed in the list of Financial Statements and Schedules under Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

                  For information concerning executive officers called for by this item, see Part I -- Executive Officers of the Registrant. Other information called for by Item 10 is incorporated by reference from the 1997 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.


ITEM 11. EXECUTIVE COMPENSATION

                  The information called for by item 11 is incorporated by reference from the 1997 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information called for by item 12 is incorporated by reference from the 1997 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information called for by item 13 is incorporated by reference from the 1997 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Financial Statements, Financial Statement Schedules and Exhibits

                                                                                      PAGE
                                                                                      ----
         (1) Financial Statements:

         Independent Auditors' Report                                                  F-1

         Consolidated Balance Sheets -- March 31, 1997 and 1996                        F-2

         Consolidated Statements of Operations -- Years
         Ended March 31, 1997, 1996, and 1995.                                         F-3

         Consolidated Statements of Stockholders'
         Equity -- Years Ended March 31, 1997, 1996, and 1995.                         F-4

         Consolidated Statements of Cash Flows -- Years
         Ended March 31, 1997, 1996, and 1995.                                         F-5

         Notes to Consolidated Financial Statements                                    F-6

         (2) Financial Statement Schedule:

         Independent Auditors' Report                                                  S-1

         Schedule II -- Valuation and Qualifying Accounts
         for the three years ended March 31, 1997                                      S-2

                  Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

         (3) Index of Exhibits

                  The Following is a list of exhibits filed as part of this annual report on Form 10-K. Where indicated by footnote, exhibits which were previously filed are incorporated by reference. For exhibits incorporated by reference, the location of the exhibit in the previous filing is indicated in parenthesis.

      EXHIBIT NO.          ITEM
      -----------          ----
             3.1           Restated Certificate of Incorporation.  (Exhibit 3.1)(1)
             3.2           Bylaws.  (Exhibit 3.2)(1)
            10.1           Stock Purchase and Contribution Agreement, dated as of January 4, 1990, among the Company, TPF and the Stockholders of TPF.  (Exhibit 10.1)(1)
            10.2           Environmental Indemnification Agreement, dated as of January 4, 1990, among the
                           Company, TPF and the Warranting Sellers.  (Exhibit 10.2)(1)
            10.3           Escrow Agreement, dated as of January 4, 1990, among the Company, Midlantic
                           National Bank ("Midlantic"), the Warranting Sellers and Harry Parker, not in his
                           individual capacity, but solely as Sellers' Representative.  (Exhibit 10.3)(1)
            10.4           Employment Agreement, dated as of January 4, 1990, among the Company, TPF and Harry Parker, and Amendment to Employment Agreement dated as of July 31,
                           1991.  (Exhibit 10.4)(1)
            10.5           Form of Employment Agreement, dated as of January 4, 1990, among the

      EXHIBIT NO.          ITEM
      -----------          ----
                           Company, TPF and certain executive officers and key employees of the Company.
                           (Exhibit 10.5)(1)
            10.6           Amended and Restated Consulting Agreement, dated October 1, 1991, among the
                           Company, TPF and Bradford Associates.  (Exhibit 10.1)(3)
            10.7           Registration Rights Agreement, dated as of January 4, 1990, among the Company,
                           Stockholders of the Company and certain executive officers and key employees of the Company.  (Exhibit 10.7)(1)
            10.8           Stock Option Agreement, dated as of January 4, 1990, among the Company, Wayne
                           Parker, Charles Yetka and March Woontner.  (Exhibit 10.8)(1)
            10.9           Stock Option Agreement, dated as of January 4, 1990, among the Company, Wayne
                           Parker, Charles Yetka and Marc Woontner.  (Exhibit 10.9)(1)
           10.10           Stock Option Agreement, dated as of July 31, 1991, between the Company and
                           Harry Parker.  (Exhibit 10.10)(1)
           10.11           Stock Option Agreement, dated as of July 31, 1991, between the Company and
                           Robert E. Coghan.  (Exhibit 10.11)(1)
           10.12           Loan Agreement, dated March 17, 1993, between the Company and First Fidelity
                           Bank N.A., relating to a $4.0 million revolving credit facility and a $4.85 million term acquisition loan.  (Exhibit 10.12)(2)
           10.13           Lease Agreement, dated December 11, 1989, between Carol Parker and TPF, relating to premises at 9 Cotters Lane, East Brunswick, New Jersey.  (Exhibit
                           10.13)(1)
           10.14           Lease Agreement, dated May 22, 1985, between Highveiw Industrial Park and TPF, relating to premises at 15 Cotters Lane, East Brunswick, New Jersey and First
                           Extension to Lease, dated July 1, 1990.  (Exhibit 10.14)(1)
           10.15           Lease Agreement, dated May 1,1 991, between Highveiw Associates and TPF, relating to premises at 21 Cotters Lane, East Brunswick, New Jersey.  (Exhibit
                           10.15)(1)
           10.16           Lease Agreement, dated August 15, 1989, between Highveiw Tices Associated and
                           TPF, relating to premises at 124 Tices Lane, East Brunswick, New Jersey.  (Exhibit
                           10.16)(1)
           10.17           Loft Lease, dated September 29, 1988, between Chicago Title and Trust Company, as Trustee, and TPF, relating to premises located in Chicago, Illinois.  (Exhibit
                           10.17)(1)
           10.18           Lease Agreement, dated October 1, 1987, between Mill Road Office Building and
                           TPF relating to premises in Evansville, Indiana.  (Exhibit 10.18)(1)
           10.19           Lease Agreement, dated February 1, 1990, between Olen Properties Corporation and TPF, relating to premises located in Irvine, California.  (Exhibit 10.19)(1)
           10.20           Lease Agreement, between the Company and JWP Credit Corp., relating to a thermal oxidizer.  (Exhibit 10.20)(1)
           10.21           Form of Indemnification Agreement, dated July 23, 1991, between the Company and directors and certain executive officers of the Company.  (Exhibit 10.21)(1)
           10.22           Amalgamation Agreement, dated November 17, 1992, as amended among Alubec,
                           HoloPak and Purchaser.  (Exhibit 2.1)(2)
           10.23           Acquisition Agreement, dated November 12, 1992, as amended, among Alubec,
                           HoloPak and Purchaser.  (Exhibit 2.2)(2)
           10.24           Escrow Agreement, dated November 12, 1992, as amended, among HoloPak,
                           Alubec, certain shareholders of Alubec and First Fidelity Bank N.A., New Jersey, as
                           escrow agent.  (Exhibit 10.23)(2)
           10.25           Indemnity Agreement, dated November 12, 1992, between HoloPak and Leslie M.
                           Sandler.  (Exhibit 10.24)(2)
           10.26           Warrant Agreement, between HoloPak and First Fidelity Bank N.A., New Jersey, as warrant agent dated March 17, 1993.  (Exhibit 4.1)(2)
           10.27           Form of Warrant Certificate.  (Exhibit 4.2)(2)
           10.28           Employment Agreement, dated as of December 13, 1995, among the Company,
                           TPF and J. T. Webb. (4)
           10.29           Note and Pledge Agreement between the Company and Robert E. Coghan, dated
                           June 26, 1996.(5)

      EXHIBIT NO.          ITEM
      -----------          ----
           10.30           Note and Pledge Agreement between the Company and David W. Jaffin, dated
                           September 5,1996. (6)
           10.31           Third Amendment and Supplement to Loan Agreement between the Company and
                           First Union National Bank, relating to a $2.0 million Capital Expenditures Facility, dated November 1,1996. (7)
           10.32           Change of Control Agreement between the Company and David W. Jaffin, dated
                           November 13,1996. (7)
           10.33           Change of Control Agreement between the Company and Robert E. Coghan, dated
                           November 13,1996. (7)
           10.34           Change of Control Agreement between the Company and J.T. Webb, dated
                           November 13, 1996. (7)
             21*           Subsidiaries of the Company.

           *        Filed herewith

         (1) Filed as an Exhibit to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 5, 1991. (Registration No. 33-42049)

         (2) Filed as an Exhibit to HoloPak's Annual Report on Form 10-K for the year ended March 31, 1993.

         (3) Filed as an Exhibit to HoloPak's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

         (4) Filed as an Exhibit to HoloPak's Annual Report on Form 10-K for the year ended March 31, 1996.

         (5) Filed as an Exhibit to HoloPak's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

         (6) Filed as an Exhibit to HoloPak's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

         (7) Filed as an Exhibit to HoloPak's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(b)      There was no Form 8-K report filed.

(c) See (a)(3) above for the list of Exhibits required to be filed by Item 601 or Regulation S-K attached hereto, and are filed as part of the Annual Report on Form 10-K.

(d) Those financial statement schedules required by Regulation S-X which are excluded from Registrant's 1995 Annual Report by Rule 14a-3(b)(1), and which are required to be filed as financial statement schedules to this report, are indicated in the accompanying Index to Financial Statements and Financial Statement Schedules.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         HOLOPAK TECHNOLOGIES, INC.

Dated:  JUNE 27, 1997

                                         By: /S/ ROBERT E. COGHAN
                                            -----------------------------------
                                              Robert E. Coghan
                                            Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacity and on the dates indicated.

Each person in so signing also makes, constitutes and appoints Robert E. Coghan, Chief Executive Officer, his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.


SIGNATURE                    TITLE                                               DATE
---------                    -----                                               ----
/S/ ROBERT E. COGHAN         Chief Executive Officer, President & Director       June 27, 1997
-------------------------    (Principal executive officer)
Robert E. Coghan

/S/ DAVID W. JAFFIN          Chief Financial Officer & Vice President            June 27, 1997
-------------------------    (Principal financial & accounting officer)
David W. Jaffin

/S/ ROBERT J. SIMON          Chairman of the Board of Directors                  June 27, 1997
-------------------------
Robert J. Simon

/S/ MICHAEL S. MATHEWS       Director                                            June 27, 1997
-------------------------
Michael S. Mathews

/S/ JOHN J. COLLINS          Director                                            June 27, 1997
-------------------------
John J. Collins

/S/ BRIAN KELLY              Director                                            June 27, 1997
-------------------------
Brian Kelly

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of HoloPak Technologies, Inc.
East Brunswick, New Jersey

We have audited the accompanying consolidated balance sheets of HoloPak Technologies, Inc. and subsidiaries (the "Company") as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HoloPak Technologies, Inc. and subsidiaries as of March 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Parsippany, New Jersey
June 27, 1997

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                   MARCH 31,        MARCH 31,
                                                                                                     1997             1996
                                     ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents .................................................................. $  3,004,356     $  1,999,609
    Accounts Receivable, less allowance
       for doubtful accounts of $174,838  and $81,402 ..........................................    5,548,899        6,582,515
    Inventories  (Notes 3 & 4) .................................................................    7,665,210        8,149,598
    Prepaid Expenses ...........................................................................      348,538          411,748
    Due From Related Parties (Note 14) .........................................................       20,793            1,979
    Prepaid Income Taxes .......................................................................      329,713        1,200,162
    Deferred Income Taxes (Notes 3 & 8) ........................................................      124,944          307,468
    Other Current Assets .......................................................................      119,400           14,491
                                                                                                 ------------     ------------
TOTAL CURRENT ASSETS ...........................................................................   17,161,853       18,667,570

Property and Equipment, Net (Notes 3 & 5) ......................................................    9,827,042       10,638,555

Excess of Cost over Fair Value of Net Assets Acquired, less
    accumulated amortization of $1,561,260 in 1997 and $1,361,930 in 1996) (Notes 2 & 3) .......    6,799,555        6,998,885
Other Assets (Note 14) .........................................................................      177,155          169,088
                                                                                                 ------------     ------------
TOTAL  ASSETS .................................................................................. $ 33,965,605     $ 36,474,098
                                                                                                 ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current Maturities of Long-Term Debt  (Note 7) .............................................. $  1,752,500     $  1,752,500
   Accounts Payable and Accrued Liabilities (Note 6) ...........................................    3,849,267        3,642,661
                                                                                                 ------------     ------------
TOTAL CURRENT LIABILITIES ......................................................................    5,601,767        5,395,161

Long-Term Debt  (Note 7) .......................................................................    1,080,000        2,832,500
Deferred Income Taxes (Notes 3 & 8) ............................................................    1,272,247        1,740,128
                                                                                                 ------------     ------------
TOTAL LIABILITIES ..............................................................................    7,954,014        9,967,789
                                                                                                 ------------     ------------

STOCKHOLDERS' EQUITY
    Preferred Stock: $.01 par value: 10,000,000 shares authorized; none issued .................           --               --
    Common Stock; $.01 par value; 10,000,000 shares authorized;  2,796,403 shares issued .......       27,964           27,964
    Class A Common Stock; non voting; $.01 par value: 2,000,000 shares authorized;
       753,086 shares convertible to Common Stock at any time at the stockholder's option ......        7,531            7,531
    Class B Common Stock, $.01 par value; 700,000 shares authorized; none issued ...............           --               --
    Additional Paid-in Capital .................................................................   22,228,094       22,228,094
    Retained Earnings ..........................................................................    5,566,451        5,926,661
    Cumulative Translation Adjustment ..........................................................     (546,964)        (412,456)
                                                                                                 ------------     ------------
                                                                                                   27,283,076       27,777,794
    Less:  Common Stock (201,800 shares) Held In the Treasury , at cost (Note 21) ..............   (1,271,485)      (1,271,485)
                                                                                                 ------------     ------------

Total Stockholders' Equity .....................................................................   26,011,591       26,506,309
                                                                                                 ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................................... $ 33,965,605     $ 36,474,098
                                                                                                 ============     ============

                See notes to consolidated financial statements.

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 YEAR ENDED MARCH 31,
                                                                         1997            1996             1995
                                                                         ----            ----             ----
NET REVENUES .....................................................  $ 40,960,196     $ 43,954,343     $45,866,001

Cost of Sales ....................................................    33,175,903       35,205,141      34,150,410
                                                                    ------------     ------------     -----------
Gross Profit .....................................................     7,784,293        8,749,202      11,715,591

Selling, General and Administrative Expenses .....................     7,913,550        7,785,996       8,171,800

Restructuring Charge (Note 12) ...................................       130,000               --              --
                                                                    ------------     ------------     -----------
Operating (Loss) Income ..........................................      (259,257)         963,206       3,543,791

Interest Income ..................................................       166,073          134,082         100,675
Interest Expense .................................................       271,922          440,211         540,022
                                                                    ------------     ------------     -----------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
     INCOME TAXES ................................................      (365,106)         657,077       3,104,444

(Benefit) Provision  for Income Taxes  (Note 8) ..................      (164,896)         144,905       1,041,015
                                                                    ------------     ------------     -----------
(Loss) Income  From Continuing Operations ........................      (200,210)         512,172       2,063,429

Loss From Discontinued Operations (net of tax benefit of
       $88,000 in 1997 and $127,000 in 1996)  (Notes 2 & 17) .....       160,000          191,279              --
                                                                    ------------     ------------     -----------
Net (Loss) Income ................................................  $   (360,210)    $    320,893     $ 2,063,429
                                                                    ============     ============     ===========


(LOSS) EARNINGS PER COMMON SHARE AND COMMON SHARE
  EQUIVALENTS (NOTE 3)

        Continuing Operations ....................................  $      (0.06)    $       0.15     $      0.59
        Discontinued Operations ..................................         (0.05)           (0.06)             --
                                                                    ------------     ------------     -----------
    NET (LOSS) INCOME ............................................  $      (0.11)    $       0.09     $      0.59
                                                                    ============     ============     ===========
Weighted average number of common shares
    and common share equivalents outstanding (Note 18) ...........     3,347,689        3,518,476       3,517,989
                                                                    ============     ============     ===========

See notes to consolidated financial statements.

                   HoloPak Technologies, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity



                                                                                   Class A         Class B     Additional
                                                            Common Stock         Common Stock   Common Stock     Paid
                                                         Shares          $      Shares      $   Shares  $     In Capital
                                                         ------          -      ------      -   ------  -     ----------
Balances, April 1, 1994 ...........................    2,796,403   $27,964    753,086   $7,531     0 $  0     $22,228,094

Cumulative Translation Adjustment .................

Net Income For The Period .........................
                                                       ------------------------------------------------------------------
Balances, March 31, 1995 ..........................     2,796,403   27,964    753,086    7,531     0    0      22,228,094

Purchase of 172,300 Common Shares (Note 21) .......

Sale of 2,000 Common Shares (Note 21) .............

Cumulative Translation Adjustment .................

Net Income For The Period .........................
                                                       ------------------------------------------------------------------
Balances, March 31, 1996 ..........................     2,796,403   27,964    753,086    7,531     0    0      22,228,094

Cumulative Translation Adjustment .................

Net Loss For The Period ...........................
                                                       ------------------------------------------------------------------
Balances, March 31, 1997 ..........................    2,796,403   $27,964    753,086   $7,531     0 $  0     $22,228,094
                                                       ------------------------------------------------------------------



                                                                   Cumulative
                                                        Retained   Translation   Treasury
                                                        Earnings    Adjustment     Stock
                                                        --------    ----------     -----
Balances, April 1, 1994 ...........................    $3,542,339   $(519,422)  $  (274,625)

Cumulative Translation Adjustment .................                   (73,429)

Net Income For The Period .........................     2,063,429
                                                       ------------------------------------
Balances, March 31, 1995 ..........................     5,605,768    (592,851)     (274,625)

Purchase of 172,300 Common Shares (Note 21) .......                              (1,006,860)

Sale of 2,000 Common Shares (Note 21) .............                                  10,000

Cumulative Translation Adjustment .................                   180,395

Net Income For The Period .........................                   320,893
                                                       ------------------------------------
Balances, March 31, 1996 ..........................     5,926,661    (412,456)   (1,271,485)

Cumulative Translation Adjustment .................                  (134,508)

Net Loss For The Period ...........................     (360,210)
                                                       ------------------------------------
Balances, March 31, 1997 ..........................    $5,566,451   $(546,964)  $(1,271,485)
                                                       ------------------------------------

                 See notes to consolidated financial statements

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW



                                                                                                 YEAR ENDED MARCH 31,
                                                                                         1997          1996           1995
                                                                                         ----          ----           ----
OPERATING ACTIVITIES
NET (LOSS) INCOME ...............................................................    $ (360,210)    $  320,893     $2,063,429
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Discontinued operations (Note 17 ) .........................................       160,000        191,279             --
     Depreciation ...............................................................     2,538,103      2,371,968      2,169,422
     Amortization ...............................................................       199,330        234,930        255,996
     Gain on sale of fixed assets ...............................................            --        (20,512)        (6,690)
     Increase in allowance for doubtful accounts ................................        93,436         24,443         13,017
     Decrease (Increase) in accounts receivable .................................       907,337        382,219       (205,800)
     Decrease (Increase) in inventories .........................................       453,919       (821,382)    (1,208,886)
     Decrease (Increase) in prepaid expenses ....................................        60,892         81,021        (99,131)
     Decrease (Increase) in due from related parties ............................       (18,814)       136,843         30,258
     Decrease (Increase) in prepaid income taxes ................................       870,455       (218,731)      (608,370)
     Decrease (Increase) in other current assets ................................      (104,909)        23,618         (7,311)
     Decrease (Increase) in other assets ........................................        (8,067)       (21,686)         7,816
     (Decrease) Increase in accounts payable and accrued liabilities ............       223,004       (170,379)       361,491
     (Decrease) Increase in deferred income taxes ...............................      (278,171)       569,832      1,058,183
     Other items ................................................................            --             --         (2,213)
                                                                                    -----------    -----------    -----------
        NET CASH PROVIDED  BY OPERATING ACTIVITIES ..............................     4,736,305      3,084,356      3,823,424
                                                                                    -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures ........................................................    (1,777,719)    (1,340,261)    (2,402,352)
    Proceeds from sale of fixed assets ..........................................            --         27,506         18,759
    Proceeds from government grants (Note 20 ) ..................................            --        220,006             --
    Proceeds from (advances to) discontinued operations .........................      (160,000)       591,035     (2,112,766)
    Purchase price adjustment resulting from income tax refunds (Note 8) ........            --      1,924,424             --
                                                                                    -----------    -----------    -----------
        NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES .....................    (1,937,719)     1,422,710     (4,496,359)
                                                                                    -----------    -----------    -----------
CASH FLOW FROM FINANCING ACTIVITIES
    Net (decrease) increase from short-term borrowings ..........................            --     (2,029,120)     1,112,197
    Proceeds from long-term borrowings ..........................................            --             --        950,000
    Repayment of long-term borrowings ...........................................    (1,752,500)    (1,752,500)    (1,212,500)
    Purchase of treasury stock (Note 21) ........................................            --     (1,006,860)            --
    Proceeds from sale of treasury stock (Note 21) ..............................            --         10,000             --
                                                                                    -----------    -----------    -----------
        NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES .....................    (1,752,500)    (4,778,480)       849,697
                                                                                    -----------    -----------    -----------
Effect of exchange rate changes on cash and cash equivalents ....................       (41,339)       (29,313)        (4,207)
                                                                                    -----------    -----------    -----------
Net increase (decrease)  in cash and cash equivalents ...........................     1,004,747       (300,727)       172,555
Cash and Cash Equivalents,  Beginning of Period .................................     1,999,609      2,300,336      2,129,994
                                                                                    -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................................    $3,004,356     $1,999,609     $2,302,549
                                                                                    ===========    ===========    ===========

                 See notes to consolidated financial statements

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995

1.       ORGANIZATION

         HoloPak Technologies, Inc., and Subsidiaries (the "Company") was organized in 1989 to acquire Transfer Print Foils, Inc. ("TPF" or the "Predecessor"). The Company is a manufacturer and distributor of hot stamp foils and holograms. The Company is also a manufacturer of metallized paper through its wholly-owned subsidiary Alubec Industries Inc. ("Alubec").

2.       ACQUISITIONS

         TPF Acquisition

         On January 4, 1990, the Company purchased all the Common Stock of TPF and Anmarc, Inc., an affiliated corporation that owned a single machine and provided manufacturing services to TPF (the "Acquisition"). Anmarc was subsequently merged into TPF.

         The Acquisition was accounted for as a purchase and, accordingly, the Company recorded the assets and liabilities of TPF and Anmarc, Inc., at fair value. The Company has elected to retain historical tax basis for the assets and liabilities acquired. In fiscal 1996, 1994 and 1993, net adjustments to reduce the purchase price of the Acquisition were recorded as a result of refunds due to amendments filed to the Company's corporate income tax returns for certain compensation deductions that should have been taken for tax purposes related to the sale of the stock by certain former employee-stockholders of the Predecessor. (See Note 8).

         Alubec Acquisition

         On March 17, 1993, the Company purchased all of the outstanding shares of Alubec of Montreal, Quebec, a publicly traded company on the Montreal Stock Exchange, for $5.2 million cash, 223,000 common shares of the Company, and warrants to purchase an additional 200,000 common shares of the Company at $10 per share, which would have become exercisable if Alubec had achieved a certain earnings target for the three years ending December 31, 1995. These earning targets were not met; therefore, the warrants lapsed on June 30, 1996. The assets of Alubec include a plant for the manufacture of laminated foil paper in Montreal. The cash portion of the acquisition was financed by the issuance of $4.85 million of long-term bank debt (see Note 7), and excess funds remaining from the Company's initial public offering. The value of the 223,000 common shares issued was $2,007,000 which was added to common stock and paid in capital, less the costs of issuance.

         An excess purchase price of approximately $2.3 million was recorded, based upon the fair values of the assets acquired and the liabilities assumed.

         JGT Acquisition

         On May 3, 1993, the Company acquired 100% of the outstanding shares of Jaeger Graphic Technology, S.A. ("JGT"). In June 1994, the Company announced that it would dispose of JGT through either sale or liquidation. The liquidation was substantially complete as of March 31, 1996 (see Note 17). In fiscal 1997, the Company incurred a cost of $160,000 after taxes to settle a lawsuit with Bollore Technologies relating to the disposition of JGT.

3.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Consolidation -- The consolidated financial statements include the accounts of HoloPak and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated.

         Inventories -- Inventories are stated at the lower of cost, determined on a first-in, first-out basis, or market.

         Property and Equipment -- Property and equipment are stated at cost. Depreciation is computed using principally the straight-line method based on estimated useful lives which range from four to twenty years.

         Foreign Currency Translation -- In accordance with the Financial Accounting Standards Board's Statement No. 52, balance sheet accounts of the Company's foreign subsidiary are translated into U.S. dollars at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are shown as a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions are included in determining net income.

         Income Taxes -- Deferred income taxes result from temporary differences between the financial statements and tax basis of the assets and liabilities, primarily property and equipment.

         Equity -- Primary earnings (loss) per share of Common Stock was determined by dividing net earnings by the weighted average number of common shares and common share equivalents outstanding during the year, based upon the treasury stock method, for the years ended March 31, 1997 and 1996 and the modified treasury stock method for the year ended March 31, 1995. Common share equivalents are excluded from the computation if their effect is anti-dilutive.

         Revenue Recognition -- The Company recognizes revenue when goods are shipped to the customer. In the case of goods on consignment, revenue is recognized as goods are consumed by the customer.

         Excess of Cost Over Fair Value of Net Assets Acquired -- The excess of cost of acquisitions over amounts assigned to identifiable assets and liabilities assumed is being amortized on a straight-line basis over 40 years. The amount of impairment, if any, in Excess of Cost Over Fair Value of Net Assets Acquired ("Goodwill") is measured based on projected future undiscounted cash flows of the operation acquired as compared to the unamortized balance of Goodwill at each balance sheet date. If the results of such comparison indicate that an impairment may be likely, the Company will recognize a charge to operations at that time based upon the difference between the present value of expected cash flows from future operating results (utilizing a discount rate equal to the Company's average cost of funds at the time), and the balance sheet value of goodwill as of such time. The recoverability of Goodwill is at risk to extent the Company is unable to achieve its forecast assumptions regarding cash flows from operating results. The Company has determined that there is no impairment since future undiscounted cash flows through the period over which such Goodwill is being amortized are expected to be sufficient to absorb the amortization of Goodwill.

         Cash Equivalents -- All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

         Derivative Financial Instruments -- The Company may periodically enter into forward foreign exchange contracts to effectively fix the foreign exchange rates on purchases denominated in foreign currency in order to reduce the Company's risk to movements in foreign exchange rates. There were no foreign exchange contracts outstanding at March 31, 1997.

         Reclassifications -- Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

         Recent Pronouncements -- The Financial Accounting Standards Board has issued statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The Company is required to adopt SFAS 128 for both interim and annual periods ending after December 15, 1997. SFAS 128 requires the Company to present Basic Earnings Per Share which excludes dilution and Diluted Earnings Per Share which includes potential dilution. The Company believes that the adoption of SFAS 128 will not have a material effect on the Company's earnings per share calculations.

         Estimates-- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.       INVENTORIES

         Inventories consist of the following:

                                                                       MARCH 31,
                                                                1997               1996
                                                                ----               ----
Finished Goods                                                $4,248,769         $3,765,214
Work in Process                                                  768,927          1,005,554
Raw Materials                                                  2,647,514          3,378,830
                                                               ---------          ---------
Total                                                         $7,665,210         $8,149,598
                                                              ==========         ==========

5.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                        MARCH 31,
                                                                  1997               1996
                                                                  ----               ----
Land                                                            $154,728           $157,591
Building                                                         727,172            707,110
Machinery and Equipment                                       17,873,712         16,770,975
Computer Equipment                                                87,521            115,814
Leasehold Improvements                                         2,045,089          1,906,427
Automobiles and Trucks                                           237,181            271,357
Furniture and Fixtures                                            77,073             95,976
Construction in Progress (including deposits for
     purchase of machinery)                                      745,423            509,236
                                                                 -------            -------
                                                              21,947,899         20,534,486
Less Accumulated Depreciation and Amortization                12,120,857          9,895,931
                                                              ----------          ---------
Property and Equipment, Net                                   $9,827,042        $10,638,555
                                                              ==========        ===========

6.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consist of the following:

                                                                         MARCH 31,
                                                                 1997               1996
                                                                 ----               ----
Accounts Payable                                              $1,748,555         $1,984,594
Accrued Payroll and Vacation                                     239,898            580,759
Other Accrued Liabilities                                      1,860,814          1,077,308
                                                               ---------          ---------
Total                                                         $3,849,267         $3,642,661
                                                              ==========         ==========

7.       BANK BORROWINGS AND LONG-TERM DEBT

         The Company has available through August 1997 a secured revolving line of credit in the amount of $3,000,000 to be used for general corporate purposes. The Company had remaining availability under this general facility of $3,000,000 at March 31, 1997 and 1996, respectively. It is the Company's intention to renew this facility at the appropriate time. In addition, the Company had a line of credit for capital expenditures which converted into a five year term loan in March 1995. This loan requires equal quarterly payments of $135,000, which began on June 17, 1995, with a final maturity of March 17, 2000. Outstanding borrowings on this capital expenditures loan at March 31, 1997 and 1996 were $1,620,000 and $2,160,000, respectively. Both facilities bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 150 basis points. The interest rates in effect at March 31, 1997 and 1996 were 6.4% and 6.5% respectively.

         On March 17, 1993, the Company acquired all of the outstanding stock of Alubec and borrowed $4,850,000 in term debt to partially finance the acquisition. The term debt is payable in equal quarterly installments of $303,125 through 1998 and bears interest at 5.9%. The balance outstanding on this term loan at March 31, 1997 and 1996 was $1,212,500 and $2,425,000, respectively.

         The conditions of the Company's bank borrowings and long-term debt call for the Company to maintain certain financial ratios regarding debt service coverage and certain amounts of tangible net worth. At March 31, 1997, the Company was not in compliance with certain financial ratios; however, the Company obtained a waiver on these covenants as of March 31, 1997.

                      Annual maturities of long-term debt are as follows:

               FOR THE YEARS ENDED
                    MARCH 31,                               PAYMENTS
                    ---------                               --------
                      1998                                $1,752,500
                      1999                                   540,000
                      2000                                   540,000
                                                          ----------
                      Total                               $2,832,500
                                                          ==========

8.       INCOME TAXES

         The domestic and foreign components of (loss) income from continuing operations before income taxes are as follows:

                                                                       YEARS ENDED MARCH 31,
                                                            1997              1996               1995
                                                            ----              ----               ----
                           Domestic                         $(917,000)        $(640,000)         $1,375,000
                           Foreign                             552,000         1,297,000          1,729,000
                                                               -------         ---------          ---------
                           Total                            $(365,000)          $657,000         $3,104,000
                                                            ==========          ========         ==========

         The components of the (benefit) provision for taxes on income from continuing operations are as follows:

                                                                        YEARS ENDED MARCH 31,
                                                            1997              1996               1995
                                                            ----              ----               ----
Current
                           Federal                           $(62,000)        $(819,000)         $(378,000)
                           State                              (16,000)          (64,000)           (30,000)
                           Foreign                             238,000           445,000            396,000
                                                               -------           -------            -------
                                                               160,000         (438,000)           (12,000)
                                                               -------         ---------           --------
Deferred
                           Federal                           (242,000)           585,000            780,000
                           State                              (23,000)            32,000            131,000
                           Foreign                            (60,000)          (34,000)            142,000
                                                              -------           --------            -------
                                                             (325,000)           583,000          1,053,000
                                                             ---------           -------          ---------
                           Total                            $(165,000)          $145,000         $1,041,000
                                                            ==========          ========         ==========

         The income tax (benefit) provision differs from amounts computed by applying Federal income tax statutory rates to income taxes. The reason for these differences are as follows:

                                                                   YEARS ENDED MARCH 31,
                                                         1997              1996               1995
                                                         ----              ----               ----
Federal Domestic Income Taxes Computed
     at Statutory Rates                                  $(312,000)        $(217,000)           $468,000
State Income Tax (Benefit) Provision                       (29,000)          (38,000)             76,000
Foreign Income Taxes                                        178,000           411,000            538,000
Purchase Accounting Adjustments                              68,000            78,000             87,000
Tax Benefit of Foreign Sales Corporation                   (40,000)          (55,000)           (46,000)
Other Items                                                (30,000)          (34,000)           (82,000)
                                                           -------           --------           --------
Total (Benefit) Provision for Income Taxes               $(165,000)          $145,000         $1,041,000
                                                         ==========          ========         ==========

         Deferred income taxes as recorded in the accompanying consolidated balance sheets were comprised of the following:

                                                                                               MARCH 31,
                                                                                       1997               1996
                                                                                       ----               ----
Net Current Deferred Tax Assets:
                 State Net Operating Loss Carry Forwards                               $77,000           $182,000
                 Rent                                                                   14,000              65000
                 Other                                                                  34,000           (60,000)
                                                                                        ------           --------
                 Total                                                                $125,000           $307,000
                                                                                      ========           ========
Non Current Deferred Tax Liabilities:
                 Prepaid Insurance                                                         ---           $100,000
                 Property and Equipment                                              1,351,000          1,640,000
                 Other                                                                (79,000)                ---
                                                                                      --------                ---
                 Total                                                              $1,272,000         $1,740,000
                                                                                    ==========         ==========

         The Company has approximately $2.4 million of state carry forward net operating losses of which $0.7 million, $1.4 million and $0.3 million will expire as of March 31, 2002, 2003, and 2004, respectively.

         At March 31, 1995, the Company recorded a benefit to be realized of $848,000, pending the final dissolution and liquidation of JGT. At March 31, 1996, this liquidation was substantially complete. Accordingly, the benefit was recorded as prepaid income taxes and subsequently realized in fiscal 1997.

         On November 2, 1995, the Company received $2.7 million in Federal income tax refunds and interest. These refunds resulted from deductions included in amended corporate income tax returns for the period preceding the acquisition. As a result, the Excess of Cost over Fair Value of Net Assets Acquired was reduced by approximately $2.0 million after taxes, fees, and related expenses.

9.       COMMITMENTS AND CONTINGENCIES

         a. Rent expense for the years ended March 31, 1997, 1996 and 1995 was $1,067,000, $1,061,000, and $1,029,000, respectively. Approximately
         $523,000, $488,000 and $471,000 for the above respective periods, was paid to an officer at Alubec and to the spouse of the former CEO of the Company under a lease agreement expiring in 1999, with two five year renewal options, for manufacturing and office space. The lease agreement with the affiliate includes scheduled rent increases. The Company recognizes rental expense on a straight-line basis.

         Minimum annual rental commitments under noncancelable operating leases, in total and to an affiliate, are as follows:

         MARCH 31,                 TOTAL          AFFILIATE
         ---------                 -----          ---------
            1998                     $866,000         $537,000
            1999                      869,000          555,000
            2000                      779,000          465,000
            2001                      353,000          156,000
                                   ----------       ----------
           Total                   $2,867,000       $1,713,000
                                   ==========       ==========

b. In connection with the Acquisition, the Company entered into employment agreements with eight key executives which expired January 4, 1995. In January 1995, the Company terminated five of these agreements and three agreements were automatically extended one year expiring January 4, 1996. In January 1996, these three agreements were extended for one year expiring January 4, 1997. The agreement with Mr. Harry Parker, the former CEO, was modified to provide for his retirement from active duty with the Company. In April 1996, the agreement with the current CEO was modified to provide for one payment of a bonus of $75,000 at the end of fiscal 1997, while the other agreements do not provide for bonuses. On December 13, 1995, the Company initiated an employment contract with its new Vice President of Manufacturing. This contract is for a two year term expiring December 13, 1997. This agreement provides for bonuses based on the achievement of certain earnings levels by the Company. The agreements provide for minimum salary levels as well as specific fringe benefits. The aggregate annual commitment for future salaries at March 31, 1997, is approximately $93,000.

c. The Company is currently involved in two environmental cleanup proceedings as a result of waste delivered to large landfills. One matter involves the cleanup of a New Jersey landfill (the "New Jersey Cleanup"). The New Jersey Cleanup has been divided into two parts. In the first part, the Company was joined in a federal action with numerous other parties as the alleged successor-in-interest to another company whose assets were purchased by the Company and whose waste was allegedly disposed of at the landfill. The first part was settled at no cost to the Company because the $132,000 portion of the total settlement that was allocable to the Company's predecessor was paid by such predecessor's insurance coverage. In the second part of the New Jersey Cleanup, the United States Environmental Protection Agency (the "EPA") has requested over 300 potentially responsible parties ("PRPs") to offer a proposal for ground water remediation. The EPA has estimated the costs of such remediation at $10 million to $12 million. There can be no assurance that the predecessor's insurance coverage that was available for the first part of the New Jersey Cleanup will be available for the second part. Although each PRP is jointly and severally liable for all such cleanup costs, the Company does not anticipate that the final outcome of this second part of the New Jersey Cleanup will have a material adverse effect on the Company.

         In the other pending proceeding, the Pennsylvania Department of Environmental Resources (the "PADER") has notified over 1,000 parties, including the Company, that they may be liable as PRP's for cleanup of a Pennsylvania landfill that has soil and ground water contamination (the "Pennsylvania Cleanup"). The Company believes that any waste it allegedly disposed of at the landfill would represent less than 1% of the total waste disposed of at the site by the over 1,000 parties alleged to have disposed of waste at the landfill. In February 1997, the Company entered into a Buyout Agreement with PADER in which the Company paid approximately $39,000 in order to settle its obligations in this matter. The Company has made a claim under the terms of the Environmental Indemnification Agreement described below for the costs associated with this matter.

         The Buyout Agreement with PADER contains a re-opener provision in the event the cost of the remedial plan approved by PADER exceeds $30 million. PADER has not estimated the total cleanup costs of the landfill. As with the New Jersey Cleanup, the Company does not anticipate the final outcome of the Pennsylvania Cleanup will have a material adverse effect on the Company, even though the Company and every other PRP in the Pennsylvania Cleanup may be jointly and severally liable for all cleanup costs.

         In addition, the Company received test results showing ground water contamination surrounding its facilities in East Brunswick, New Jersey. The Company believes that it cannot make an accurate assessment at this time of the total cleanup costs because additional testing and consultation with various regulatory agencies is still required. The Company does believe, however, that the soil remediation and the ground water contamination cleanup costs, in the aggregate, will not exceed the remaining amount available to the Company under the Environmental Indemnification Agreement described below. The Company has made a claim under the Environmental Indemnification Agreement for the costs associated with this matter.

         Due to the broad scope of existing environmental cleanup laws, it is possible that the Company may be joined or named as a PRP in other cleanup proceedings, not only with respect to waste that the Company disposed of, but also with respect to the waste disposed of by a business acquired by the Company. There can be no assurance that any such subsequent proceedings would not have a material adverse effect upon the Company. The Company does not maintain environmental impairment insurance coverage in respect of such liability.

         For the fiscal years ended March 31, 1997, 1996 and 1995, the Company made expenditures of $138,000, $267,000, and $64,000, respectively, on environmental matters. The Company has filed claims or received reimbursements of $39,000, $212,000, and $0, respectively, under the Environmental Indemnification Agreement.

         Under an Environmental Indemnification Agreement between the Company and certain stockholders of the Predecessor, the Company is indemnified for certain environmental liabilities for claims made prior to January 4, 1993. The maximum indemnity under such Agreement is $950,000 plus the aggregate value of the greater of the value of the shares of Common Stock owned by the former CEO, as determined when a claim or claims are paid, or $4 million. As of March 31, 1997, the Company has been reimbursed under the Environmental Agreement for claims totaling approximately $935,000.

d. As part of the acquisition of Alubec (see Note 2), the Company acquired contingent liabilities on certain lease agreements pertaining to certain discontinued operations of Alubec. As part of the Alubec acquisition, the former primary shareholder of Alubec, agreed to indemnify the Company against any losses arising from these claims. The approximate annual contingent liabilities are as follows:

                     MARCH 31,                       TOTAL
                     ---------                       -----
                       1998                         $93,000
                       1999                          27,000

e. As a result of the discontinuance of the operations of JGT, on October 13, 1995, Bollore Technologies S.A. filed suit in the Commercial Court of Paris against JGT and the Company. This suit was settled at an after-tax cost of $160,000 in August 1996.

10.      MAJOR CUSTOMERS

         Net sales to one major customer totaled $5,986,000 (14.6%), $5,419,000 (12.3%), $5,555,000 (12.1%) for the fiscal years ended March 31, 1997,
         1996, and 1995, respectively.


11.      PROFIT-SHARING PLAN

         The Company has a defined contribution profit-sharing plan which provides benefits to employees who have reached 21 years of age and completed one year of service. Employees are fully vested after five years. Contributions are made to the Profit Sharing Plan at the discretion of the Company's Board of Directors. Contribution expense was $50,000 for each of the years ended March 31, 1997, 1996 and 1995.


12.      RESTRUCTURING CHARGE

         In August 1996, the Company restructured its production organization at TPF and, as a result, eliminated certain positions and incurred a one-time charge of $130,000 to provide for severance and other separation benefits.

13.      STOCK OPTIONS


         In connection with the Acquisition, the Company granted three key employees two forms of stock options to purchase up to 301,812 shares of Common Stock at a price of $3.55 per share. The first form of stock options, which are options to purchase 150,906 shares of Common Stock, become exercisable in 2011, but may become exercisable earlier upon the satisfaction of certain conditions relating to the Company's initial stockholders, other than the former CEO, receiving a total of $7.5 million from sales of their shares. The second form of stock options, which are options to purchase 150,906 shares of Common Stock, also become exercisable in 2011, but may become exercisable earlier if the foregoing $7.5 million target from the sale of shares of Common Stock is achieved by the Company's initial stockholders other than the former CEO.

         The Company also entered into Stock Option Agreements with the President and the former CEO on July 31, 1991 (the "1991 Options"). Under the 1991 Options, the President and the former CEO have the right to acquire 151,522 shares and 50,608 shares, respectively, of Common Stock at an exercise price of $16.00 per share. The 1991 Options become exercisable on July 31, 2011. The 1991 Options granted to the President would be canceled if his employment was terminated prior to the exercise of such options, but the 1991 Options granted to the former CEO do not have any employment related restrictions.

         At the April 1992 Board of Directors meeting, 10,000 options were issued to an officer of the Company at an exercise price of $13.58 per share and were exercisable at the issuance date.

         During the year ended March 31, 1996, 150,906 options were canceled. The options canceled were originally granted to a former Executive Vice President and Director.

         The following table summarizes stock option activity not covered under the Plan defined below:

                                                                        WEIGHTED
                                                                         AVERAGE
                                                   NUMBER               EXERCISE
                                                  OF SHARES               PRICE
          Outstanding at April 1, 1994             513,942             $    8.64
          Granted                                        -                     -
          Exercised                                      -                     -
          Canceled or expired                            -                     -

          Outstanding at March 31, 1995            513,942             $    8.64
          Granted                                        -                     -
          Exercised                                      -                     -
          Canceled or expired                      150,906             $    3.55

          Outstanding at March 31, 1996            363,036             $   10.76
          Granted                                        -                     -
          Exercised                                      -                     -
          Canceled or expired                            -                     -

         Outstanding at March 31, 1997             363,036             $   10.76
         Options exercisable at March 31,
            1997 and 1996                           10,000             $   13.58

         At the Annual Meeting of Stockholders on September 17, 1993, the Stockholders approved the adoption of a non-Qualified Stock Option Plan (the "Plan"). Under the terms of the Plan, 150,000 shares of the Company's Common Stock shall be reserved for issuance or transfer to officers, directors, and other employees of the Company, subject to proposal by the Compensation Committee. All options granted pursuant to the Plan expire ten years from the date of grant.

         During the year ended March 31, 1994, options to acquire 60,000 shares were issued under the terms of the Plan which were exercisable at the issuance date.

         At the November 1994 Board of Directors meeting, 10,000 options were issued to the Board of Directors of the Company and were exercisable at the issuance date.

         At the December 1995 Board of Directors meeting, 14,000 options were issued to the Board of Directors of the Company and were exercisable at the issuance date.

         Each non-employee director is entitled to receive options for 2,000 shares annually under the terms of the Plan.

         During the year ended March 31, 1996, 10,000 options were canceled. The options canceled were held by individuals who have since left the Company's employ.

         During the year ended March 31, 1997, 66,341 options were granted and 8,800 options were canceled. The options were issued to the Board of Directors and employees of the Company and were exercisable at the issuance date. The options canceled were a result of a director stepping down and an employee leaving the company.

         The following table summarizes stock option activity under the Plan:

                                                                                WEIGHTED
                                                                                AVERAGE
                                                              NUMBER            EXERCISE
                                                             OF SHARES            PRICE
             Outstanding at April 1, 1994                      60,000          $    9.94
             Granted                                           10,000               9.15
             Exercised                                              -                  -
             Canceled or expired                                    -                  -

             Outstanding at March 31, 1995                     70,000          $    9.83
             Granted                                           14,000               6.00
             Exercised                                              -                  -
             Canceled or expired                               10,000              10.00

             Outstanding at March 31, 1996                     74,000          $    9.08
             Granted                                           66,341               3.49
             Exercised                                              -                  -
             Canceled or expired                                8,800               6.75

             Outstanding at March 31, 1997                    131,541          $    6.41
             Options exercisable at March 31, 1996             74,000               9.08
             Options exercisable at March 31, 1997            131,541               6.41

         For options outstanding and exercisable at March 31, 1997, the exercise price ranges and average remaining lives were:

                                                 OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                                      NUMBER         WEIGHTED-          WEIGHTED              NUMBER        WEIGHTED
                RANGE OF           OUTSTANDING        AVERAGE           AVERAGE            EXERCISABLE      AVERAGE
                EXERCISE                AT           REMAINING         EXERCISE                 AT          EXERCISE
                PRICES            MARCH 31, 1997        LIFE             PRICE            MARCH 31, 1997      PRICE
              $3.25-$9.63             242,447            12             $  4.04               91,541         $  4.85
              $9.64-$16.00            252,130            14             $ 14.95               50,000           10.72
                                      -------
                                      494,577

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation,"("SFAS 123") in October 1995. Under SFAS 123, companies can either continue to account for stock compensation plans pursuant to existing accounting standards or elect to expense the value derived from using an option model such as Black-Scholes. The Company will continue to apply existing accounting standards. However, SFAS 123 requires disclosure of pro forma net income and earnings per share as if the Company had adopted the expensing provisions of SFAS 123. Based on Black-Scholes values, pro forma net (loss) income for 1997 and 1996 would be $(430,922) and $299,128, respectively; the pro forma net loss per common share for fiscal 1997 would be $0.13 and there would be no effect on the reported amounts of (loss) earnings per common share for 1997 and 1996 had the Company adopted these provisions.

         The weighted average Black-Scholes value per option granted in 1997 and 1996 was $1.11 and $1.81, respectively. The following weighted average assumptions were used in the Black-Scholes option pricing model for options granted in 1997 and 1996:

                                                             1997        1996
             Dividend yield                                  0.0 %       0.0 %
             Volatility                                     52.0 %      48.0 %
             Risk-free interest rate                         6.5 %       6.2 %
             Expected term of options (in years)              10          10

         14. RELATED PARTY TRANSACTIONS

         Due from related parties at March 31, 1997 and 1996, include escrowed funds in the amount of approximately $20,000 and $2,000, respectively, which is due from certain stockholders pursuant to which such stockholders will fund certain environmental cleanup costs. This escrow agreement was established in connection with the Acquisition as further described in Note 2.

         The Company entered into an agreement with Bradford Associates ("Bradford"), an affiliate of the two largest stockholders of the Company, under which Bradford will provide various financial consulting services until January 2000, when the agreement will be automatically renewed unless terminated by either party. The Company expects to use the services of Bradford in the future for any major transactions, such as loans and acquisitions. The Company is obligated to pay Bradford a monthly fee of $16,667 under the agreement, plus reasonable out-of-pocket expenses. Consulting expenses under this agreement were $200,000 for each of the years ended March 31, 1997, 1996 and 1995.

         The Company's purchases from affiliates of Bradford were approximately $150,000, $92,000, and $154,000, for the years ended March 31, 1997,
         1996 and 1995, respectively. The Company's sales to affiliates of Bradford were $380,000, $141,000 and $141,000, for the years ended March 31, 1997, 1996 and 1995, respectively.

         Accounts receivables at March 31, 1997 and 1996 included balances due from affiliates of Bradford of approximately $35,000 and $82,000, respectively. Accounts payable at March 31, 1997 and 1996 includes balances due to affiliates of Bradford of approximately $8,000 and $6,000, respectively.

         The Company additionally utilized the services of the son-in-law of its President for the purpose of performing various repairs and improvements to Company machinery and incurred obligations in the amount of $98,184 for the fiscal year ended March 31, 1997.

         During the years ending March 31, 1997 and 1996, the Company loaned $81,539 and $20,000, respectively, to officers and employees of the Company. The loans bear interest at 5%. Principal and related accrued interest is to be repaid in five years.

15.      RESEARCH AND DEVELOPMENT

         The Company expensed research and development costs associated with the development of new products and processes in the amounts of approximately $416,000, $532,000, and $480,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

16.      OPERATION IN GEOGRAPHIC AREAS

                  The Company operates in the foil industry in North America. Sales and transfers between geographic areas are generally priced to recover cost plus an appropriate markup for profit. A summary of the Company's operations by geographical area for the years ended March 31, 1997, 1996 and 1995 is presented below.


                                                    UNITED STATES           CANADA           ELIMINATIONS       CONSOLIDATED
                                                    -------------           ------           ------------       ------------
                                                                               (AMOUNTS IN 000'S)
MARCH 31, 1997
Net revenues                                            $31,340             $9,620               $---             $40,960
Inter-area transfers                                        ---                126              (126)
(Loss) Income from continuing operations
   before income taxes                                    (917)                552                ---               (365)
(Loss) income from continuing operations                  (574)                374                ---               (200)
Identifiable assets                                      25,373              8,593                ---              33,966

MARCH 31, 1996

Net revenues                                            $32,708            $11,246               $---             $43,954
Inter-area transfers                                          7              1,026            (1,033)                 ---
Income from continuing operations before
  income taxes                                            (640)              1,297                ---                 657
Income from continuing operations                         (375)                887                ---                 512
Identifiable assets                                      28,466              8,008                ---              36,474

MARCH 31, 1995

Net revenues                                            $35,808            $10,058               $---             $45,866
Inter-area transfers                                         97              1,506            (1,603)                 ---
Income from continuing operations before                  1,375              1,729                ---               3,104
  income taxes
Income from continuing operations                           872              1,191                ---               2,063
Identifiable assets                                      33,561              7,340                ---              40,901

17.      DISCONTINUED OPERATIONS

         In May 1993, the Company acquired 100% of the outstanding shares of Jaeger Graphic Technology SA ("JGT") and the operations of a related entity. JGT was a distributor of certain types of foils and hot-stamping machinery based in Brussels, Belgium. As a result of the Company's inability to achieve anticipated synergies, the Board of Directors of HoloPak concluded that the best interests of its shareholders were not being served by remaining in Europe. The products and end-users of JGT were substantially different from those of TPF and Alubec. JGT sold its products and machinery to distributors; TPF and Alubec sell products with completely different formulations to end users. Accordingly, the Company was unable to supply JGT with product for its markets; nor was JGT able to sell products manufactured by TPF or Alubec, except in token quantities. Accordingly, in June 1994, a formal plan was adopted to dispose of JGT. As a result, JGT was never integrated into the Company's operations, and was accounted for as a discontinued operation.

         As of March 31, 1996, the assets of the German office of JGT were sold to Eurofoil, Ltd., a subsidiary of Illinois Tool Works, and the Belgian office was closed. The assets of the French office were sold to MGT, SARL in July 1995. The remaining assets of each office are being, or have been, liquidated.

         In December 1995, the Company wrote off $318,000 of remaining assets from the JGT disposition ($191,000 net of tax benefits). HoloPak hired professional liquidators to liquidate the operations and assets of each of the JGT subsidiaries. Based upon the analysis of these liquidators, and their assessment of asset recoverability, the Company wrote off the remaining asset.

         As a result of the discontinuance of the operations of JGT, on October 13, 1995, Bollore Technologies S.A. filed suit in the Commercial Court of Paris against JGT and the Company. The suit claimed noncompliance by the Company and JGT with a supply agreement and sought damages in the amount of approximately 5.76 million French francs (approximately $1.3 million as of March 31, 1996). In August 1996 the Company settled this claim at the cost of $160,000, net of income tax benefit.


18.      AVERAGE COMMON SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING

                                                                                  YEARS ENDED MARCH 31,
                                                                          1997            1996             1995
                                                                          ----            ----             ----
Weighted Average Number of Common Shares Outstanding                      3,347,689        3,452,215        3,517,989
Common Stock Equivalents Based Upon the Treasury Stock
     Method for 1997 and 1996 and the Modified Treasury
   Stock Method for 1995                                                        ---           66,261              ---
                                                                          ---------        ---------        ---------
Total                                                                     3,347,689        3,518,476        3,517,989
                                                                          ---------        ---------        ---------

19.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                  YEARS ENDED MARCH 31,
                                                                          1997            1996             1995
                                                                          ----            ----             ----
Income Taxes Paid                                                          $499,924         $453,995         $727,046
Interest Paid                                                               275,213          446,137          542,113

20.      GOVERNMENT GRANT

         In August 1995, the Company received $300,000 Canadian ($220,000 U.S.) from Hydro Quebec for the installation of new metallizing equipment in Quebec. The grant has been accounted for as a reduction in the bases of the assets, which are being depreciated over a ten year life.


21.      TREASURY STOCK

         During the quarter ended December 31, 1995, the Company repurchased 172,300 shares of its common stock at prices ranging between $5.125 to $5.875 per share for a total repurchase of $1,006,860. In December 1995, the Company sold 2,000 shares of treasury stock to an officer of the Company for $5.00 per share.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of HoloPak Technologies, Inc.
East Brunswick, New Jersey

We have audited the consolidated balance sheets of HoloPak Technologies, Inc. and subsidiaries (the "Company") as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1997, and have issued our report thereon dated June 27, 1997. Our audits also include the financial statement schedule of HoloPak Technologies, Inc. and subsidiaries, listed in the index at item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






Deloitte & Touche LLP
Parsippany, New Jersey
June 27, 1997

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS


                                           OPENING                                             OTHER           CLOSING
                                           BALANCE          EXPENSED        DEDUCTIONS       ADD/(DED)         BALANCE
                                           -------          --------        ----------       ---------         -------
YEAR ENDED MARCH 31, 1997

Allowance for Doubtful Accounts            $81,402         $188,000          $94,334        $(230)(a)         $174,838

YEAR ENDED MARCH 31, 1996

Allowance for Doubtful Accounts            $56,959         $132,417         $108,028           $54(a)          $81,402

YEAR ENDED MARCH 31, 1995

Allowance for Doubtful Accounts            $43,942          $65,000          $51,850        $(133)(a)          $56,959

(a) Represents the effect of translating balance sheets of foreign subsidiary to U. S. dollars.