Form 10-Q
period 1997-06-30
HOLOPAK TECHNOLOGIES INC
filed 1997-08-14
CIK 877928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
   ---   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                  JUNE 30, 1997

                                       OR

   ---         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________   to   ________________

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
               (Address of principal executive offices) (Zip Code)

       (Registrant's telephone number, including area code) (908) 238-2883

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             ---  ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                                           OUTSTANDING AT 8/4/97
              -----                                           ---------------------
Common Stock, $ .01 Par Value                                          2,796,403
Class A Common Stock, $ .01 Par Value                                    753,086

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                        Page Number
                                                                                        -----------

PART I:           FINANCIAL INFORMATION
Item 1.           Financial Statements

                  Consolidated Balance Sheets as of June 30, 1997
                  (Unaudited) and March 31, 1997                                               1

                  Consolidated Statements of Operations (Unaudited) for the Three
                  Months ended June 30, 1997 and 1996                                          2

                  Consolidated Statements of Cash Flows (Unaudited) for the Three
                  Months Ended June 30, 1997 and 1996                                          3

                  Notes to Consolidated Financial Statements                                   4


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                          6


PART II:          OTHER INFORMATION                                                            8

SIGNATURES                                                                                     9


EXHIBIT                                                                                       10

                   HoloPak Technologies, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                                                     June 30,           March 31,
                                                                                                       1997                1997
                                                                                                    (UNAUDITED)         (AUDITED)
                                                                                                   ==============      =============
                                        Assets
Current Assets:
    Cash and Cash Equivalents ............................................................       $  3,413,472        $  3,004,356
    Accounts Receivable, less allowance
       for doubtful accounts of $198,861 as of June 30, 1997 and .........................          5,768,787           5,548,899
       $174,838 as of March 31, 1997
    Inventories (Note 2) .................................................................          7,300,733           7,665,210
    Prepaid Expenses .....................................................................            234,645             348,538
    Due From Related Parties .............................................................             10,793              20,793
    Prepaid Income Taxes .................................................................            351,439             329,713
    Deferred Income Taxes ................................................................            134,554             124,944
    Other Current Assets .................................................................            107,231             119,400
                                                                                                 ------------        ------------

Total Current Assets .....................................................................         17,321,654          17,161,853

Property and Equipment, less accumulated depreciation and amortization of $12,756,326
      as of June 30, 1997 and $12,120,857 as of March 31, 1997 ...........................          9,385,146           9,827,042


Excess of Cost over Fair Value of Net Assets Acquired, less accumulated amortization of $1,611,342 as of June 30, 1997
    and $1,561,260 as of March 31, 1997  .................................................          6,749,473           6,799,555
Other Assets .............................................................................            171,349             177,155
                                                                                                 ------------        ------------

Total  Assets ............................................................................       $ 33,627,622        $ 33,965,605
                                                                                                 ============        ============


                                    Liabilities and Stockholders' Equity
Current Liabilities:
   Current Maturities of Long-Term Debt (Note 3) .........................................       $  1,449,375        $  1,752,500
   Accounts Payable and Accrued Liabilities ..............................................          3,925,404           3,849,267
                                                                                                 ------------        ------------

Total Current Liabilities ................................................................          5,374,779           5,601,767

Long-Term Debt  (Note 3) .................................................................            945,000           1,080,000
Deferred Income Taxes ....................................................................          1,266,978           1,272,247
                                                                                                 ------------        ------------

Total Liabilities ........................................................................          7,586,757           7,954,014
                                                                                                 ------------        ------------

Stockholders' Equity
    Preferred Stock: $.01 par value: 10,000,000 shares authorized; none issued ...........                 --                  --
    Common Stock; $.01 par value; 10,000,000 shares authorized;  2,796,403 shares issued .             27,964              27,964
    Class A Common Stock; nonvoting; $.01 par value: 2,000,000 shares authorized;
       753,086 shares convertible to Common Stock at any time at the stockholder's option               7,531               7,531
    Class B Common Stock, $.01 par value; 700,000 shares authorized; none issued .........                 --                  --
    Additional Paid-in Capital ...........................................................         22,228,094          22,228,094
    Retained Earnings ....................................................................          5,573,741           5,566,451
    Cumulative Translation Adjustment ....................................................           (524,980)           (546,964)
                                                                                                 ------------        ------------

                                                                                                   27,312,350          27,283,076
    Less:  Common Stock (201,800 shares) Held In the Treasury , at cost ..................         (1,271,485)         (1,271,485)
                                                                                                 ------------        ------------

Total Stockholders' Equity ...............................................................         26,040,865          26,011,591
                                                                                                 ------------        ------------

Total Liabilities and Stockholders' Equity ...............................................       $ 33,627,622        $ 33,965,605
                                                                                                 ============        ============


                 See notes to consolidated financial statements.

                   HoloPak Technologies, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                                 Three Months Ended
                                                                      June 30,
                                                               1996              1997
                                                            (Unaudited)      (Unaudited)
                                                            ============    ============

Net Revenues ........................................       $9,641,341       $11,864,154

Cost of Sales .......................................        7,635,590         9,557,984
                                                            ----------       -----------

Gross Profit ........................................        2,005,751         2,306,170

Selling, General and Administrative Expenses ........        1,974,322         1,972,807
                                                            ----------       -----------

Operating Income ....................................           31,429           333,363

Interest Income .....................................           28,080            22,153
Interest Expense ....................................           45,775            76,791
                                                            ----------       -----------

Income From Continuing Operations Before Income Taxes           13,734           278,725

Provision for Income Taxes ..........................            6,444            31,930
                                                            ----------       -----------

Net Income ..........................................       $    7,290       $   246,795
                                                            ==========       ===========




Earnings per common share and common
    share equivalents

    Net Income ......................................       $     0.00       $      0.07
                                                            ==========       ===========

Weighted average number of common shares
    and common share equivalents outstanding ........        3,347,689         3,372,732
                                                            ==========       ===========


                 See notes to consolidated financial statements.

                   HoloPak Technologies, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow



                                                                                    Three Months Ended
                                                                                         June 30,
                                                                                 1996                1997
                                                                              (Unaudited)         (Unaudited)
                                                                              ===========         ===========
Operating Activities
Net Income ............................................................       $     7,290        $   246,795
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
     Depreciation .....................................................           636,695            629,193
     Amortization .....................................................            50,082             49,741
     (Increase) in accounts receivable ................................          (209,901)        (1,390,516)
     Decrease (Increase) in inventories ...............................           373,769           (155,898)
     Decrease (Increase) in prepaid expenses ..........................           114,400            (61,399)
     Decrease (Increase) in due from related parties ..................            10,000            (26,789)
     (Increase) in prepaid income taxes ...............................           (20,122)           (41,317)
     Decrease in other current assets .................................            12,169                389
     Decrease in other assets .........................................             5,806                 --
     Increase in accounts payable and accrued liabilities .............            70,599            355,018
     (Decrease) in deferred income taxes ..............................           (17,192)           (49,628)
                                                                              -----------        -----------

        Net cash provided by (used in) operating activities ...........         1,033,595           (444,411)
                                                                              -----------        -----------

Cash Flows From Investing Activities
    Capital expenditures ..............................................          (183,380)          (570,082)
                                                                              -----------        -----------

        Net cash (used in)  investing activities ......................          (183,380)          (570,082)
                                                                              -----------        -----------

Cash Flow From Financing Activities
    Net increase from short-term borrowings ...........................                --            400,000
    Repayment of long-term borrowings .................................          (438,125)          (438,125)
                                                                              -----------        -----------
        Net cash (used in) financing activities .......................          (438,125)           (38,125)
                                                                              -----------        -----------

Effect of exchange rate changes on cash and cash equivalents ..........            (2,974)            (1,663)
                                                                              -----------        -----------

Net increase (decrease)  in cash and cash equivalents .................           409,116         (1,054,281)
Cash and Cash Equivalents,  Beginning of Period .......................         3,004,356          1,999,609
                                                                              -----------        -----------

Cash and Cash Equivalents, End of Period ..............................       $ 3,413,472        $   945,328
                                                                              ===========        ===========

                 See notes to consolidated financial statements

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements have been prepared by HoloPak Technologies, Inc. ("HoloPak" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. The Company's financial statements do not include certain information and footnotes required by generally accepted accounting principles and accordingly, should be read in conjunction with the financial statements and the notes thereto included in HoloPak's Annual Report on Form 10-K for the year ended March 31, 1997.

2.       INVENTORIES

         The components of inventories were as follows:


                                             JUNE 30, 1997          MARCH 31, 1997
                                             -------------          --------------
FINISHED GOODS                                 $4,091,887             $4,248,769
WORK IN PROCESS                                   788,734                768,927
RAW MATERIALS                                   2,420,112              2,647,514
                                               ----------             ----------
TOTAL                                          $7,300,733             $7,665,210
                                               ==========             ==========


3.       NOTE PAYABLE & LONG-TERM DEBT

         The Company has available through August 1997 a secured revolving line of credit in the amount of $3,000,000 to be used for general corporate purposes. The Company has remaining availability under this general facility of $3,000,000 at June 30 ,1997 and March 31, 1996, respectively. The Company is currently renegotiating its line of credit. In addition, the Company had a line of credit for capital expenditures which converted into a five year term loan in March 1995. This loan requires equal quarterly payments of $135,000, which began on June 17, 1995, with a final maturity of March 17, 2000. Outstanding borrowings on this Capital Expenditures Loan at June 30, 1997 and March 31, 1997 were $1,485,000 and $1,620,000 respectively. Both facilities bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 150 basis points. The interest rates in effect at June 30, 1997 and March 31, 1997 were 6.8% and 6.4% respectively.

On March 17, 1993, the Company acquired all of the outstanding stock of Alubec and borrowed $4,850,000 in long-term debt to partially finance the acquisition. The long-term debt is payable in equal quarterly installments of $303,125 through 1998 and bears interest at 5.9%. The balance outstanding on this term loan at June 30,1997 and March 31, 1997 was $909,375 and $1,212,500,
respectively.


The conditions of the Company's bank borrowings and long-term debt call for the Company to maintain certain financial ratios regarding debt service coverage. At June 30, 1997, the Company was in compliance with these ratios.

                  Annual maturities of long-term debt are as follows:


     FOR THE PERIOD ENDED
           JUNE 30,                 PAYMENTS
     --------------------           --------
             1997                  $1,449,375
             1998                     540,000
             1999                     405,000
            TOTAL                  $2,394,375

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1996

NET REVENUES:

During the three months ended June 30, 1997, net revenues were $9.6 million compared to $11.9 million for the same period last year, a decrease of 18.7%. The decrease is attributable to weak sales of metalized papers, which declined from $3.7 million to $2.3 million, and hot stamping foils, which declined from $6.2 million to $5.1 million. Offsetting these declines was an improvement in sales of holographic products, which improved from $1.8 million to $2.2 million, an increase of 22%.

The decline in metallized paper is attributable to a decline in orders from trading card customers and orders for liquor packaging. The trading card orders received in the first quarter of 1997 from one-custom were not expected to be repeated this year, while orders for liquor packaging spiked last year in the first quarter.

The decline in hot stamping foil sales is attributable to slow metallic foils in the packaging and greeting cards markets.

The increase in holographic products was attributable to increased demand for both security and decorative holographic items.

COST OF SALES AND GROSS PROFITS:

Gross Profits were $2.0 million, compared to $2.3 million in the year earlier period. The decline was primarily attributable to the sales decline in metallized papers. However, this was offset by an improvement in margins from hot-stamping foils resulting from lower raw material costs, and an improvement in margins in holography resulting from increased sales.

OPERATING EXPENSES:

Selling, general, and administrative expenses of $2.0 million were unchanged from the prior year. Increases in advertising and marketing expenses were offset by lower administrative expenses.

OPERATING PROFIT:

Operating Profit for the quarter was $31,000 compared to $333,000 a year ago. The decline was attributable to the decline in sales and gross profits.

INTEREST EXPENSE, NET:

Net interest expense for the quarter was $18,000 compared to $55,000 a year ago. Lower debt and higher average cash balances were responsible for the decline.

INCOME TAXES:

The effective income tax rate for the period was 46.9%, compared to 11.5% in prior year. This increase was attributable to a below normal effective tax rate in the prior year. This was due to a higher percentage of the Company's earnings derived from Canadian operations, a tax loss benefit in the United States, and the reversal of certain timing differences under the effect of FASB 109.


NET INCOME AND EARNINGS PER SHARE:

Net Income was $7,000 compared to $247,000 one year ago. Lower operating profits were responsible for the decline. Earnings per share were $0.00 compared to $0.07 in the year earlier period.

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 1997, the Company had cash of $3.4 million and working capital of $11.9 million, compared to cash of $3.0 million and working capital of $11.6 million. The increase in cash and working capital is attributable to cash generated from operations and low capital investment during the quarter. Depreciation and amortization for the quarter were $686,000 while capital investment was $183,000.

The Company has available a general purpose credit line of $3,000,000, against which no amounts were outstanding as of June 30, 1997.

STOCKHOLDER's Equity:

Stockholder's equity increased by $29,000. The increase was comprised of net income plus a slight decrease in the cumulative translation adjustment.

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



HOLOPAK TECHNOLOGIES, INC.



/s/      ROBERT E. COGHAN                                              Dated:   August 8, 1997
         ----------------                                                       --------------
         Robert E. Coghan,
         Chief Executive Officer


/s/      DAVID W. JAFFIN                                               Dated:   August 8, 1997
         ---------------                                                        --------------
         David W. Jaffin,
         Chief Financial Officer

                                EXHIBIT INDEX

                           Exhibit 11 Computation of Earnings Per Share