Form 10-Q
period 1997-09-30
HOLOPAK TECHNOLOGIES INC
filed 1997-11-14
CIK 877928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   ---      EXCHANGE ACT OF 1934

For the quarterly period ended                         SEPTEMBER 30, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   ---      EXCHANGE ACT OF 1934

For the transition period from                     to


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

YES   X     NO
     ---        ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                                    OUTSTANDING AT 11/10/97
                -----                                    -----------------------
Common Stock, $.01 Par Value                                   2,796,403
Class A Common Stock, $.01 Par Value                             753,086

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                     Page Number
                                                                     -----------
PART I:   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of September 30, 1997
          (Unaudited) and March 31, 1997                                       1

          Consolidated Statements of Operations (Unaudited) for
          the Three and Six Months ended September 30, 1997 and
          1996                                                                 2

          Consolidated Statements of Cash Flows (Unaudited) for
          the Six Months Ended September 30, 1997 and 1996                     3

          Notes to Consolidated Financial Statements                           4


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  6


PART II:  OTHER INFORMATION                                                    9

SIGNATURES                                                                    10


EXHIBIT                                                                       11

                  HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                               SEPTEMBER 30,      MARCH 31,
                                                   1997             1997
                                                (UNAUDITED)       (AUDITED)
                                               -------------      ---------
                   ASSETS
CURRENT ASSETS
  Cash and Cash Equivalents .................    $ 3,339,280    $ 3,004,356
  Accounts Receivable, less allowance for
    doubtful accounts of $228,827 as of
    September 30, 1997 and $174,838 as of
    March 31, 1997 ..........................      6,006,015      5,548,899
  Inventories (Note 2) ......................      7,304,577      7,665,210
  Prepaid Expenses...........................        311,438        348,538
  Prepaid Income Taxes ......................        313,150        329,713
  Deferred Income Taxes .....................        147,893        124,944
  Other Current Assets ......................        210,272        140,193
                                                 -----------    -----------
TOTAL CURRENT ASSETS ........................     17,632,625     17,161,853
Property and Equipment, less accumulated
  depreciation and amortization of
  $13,742,291 as of September 30, 1997 and
  $12,120,857 as of March 31, 1997 ..........      8,888,380      9,827,042
Excess of Cost over Fair Value of Net Assets
  Acquired, less accumulated amortization of
  $1,661,451 as of September 30, 1997 and
  $1,561,260 as of March 31, 1997 ...........      6,699,364      6,799,555
Other Assets ................................        145,524        177,155
                                                 -----------    -----------
TOTAL ASSETS.................................    $33,365,893    $33,965,605
                                                 ===========    ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current Maturities of Long-Term Debt
    (Note 3) ................................    $ 1,146,250    $ 1,752,500
  Accounts Payable and Accrued Liabilities ..      3,971,697      3,849,267
                                                 -----------    -----------
TOTAL CURRENT LIABILITIES ...................      5,117,947      5,601,767
Long-Term Debt (Note 3) .....................        810,000      1,080,000
Deferred Income Taxes .......................      1,321,298      1,272,247
                                                 -----------    -----------
TOTAL LIABILITIES ...........................      7,249,245      7,954,014
                                                 -----------    -----------
STOCKHOLDERS' EQUITY
  Preferred Stock, $.01 par value: 10,000,000
    shares authorized; none issued ..........          --             --
  Common Stock; $.01 par value; 10,000,000
    shares authorized; 2,796,403 shares
    issued ..................................         27,964         27,964
  Class A Common Stock, nonvoting: $.01 par
    value; 2,000,000 shares authorized;
    753,086 shares convertible to Common
    Stock at any time at the stockholder's
    option ..................................          7,531          7,531
  Class B Common Stock, $.01 par value;
    700,000 shares authorized; none issued ..          --             --
  Additional Paid-in Capital ................     22,228,094     22,228,094
  Retained Earnings .........................      5,656,736      5,566,451
  Cumulative Translation Adjustment .........       (532,192)      (546,964)
                                                 -----------    -----------
                                                  27,388,133     27,283,076
Less: Common Stock (201,800 shares) Held in
  the Treasury, at cost .....................     (1,271,485)    (1,271,485)
                                                 -----------    -----------
Total Stockholders' Equity ..................     26,116,648     26,011,591
                                                 -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..    $33,365,893    $33,965,605
                                                 ===========    ===========


                See notes to consolidated financial statements.

                  HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                      SEPTEMBER 30                  SEPTEMBER 30,
                                                   1997           1996           1997           1996
                                                (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                                -----------    -----------    -----------    -----------
NET REVENUES .................................  $9,864,495     $10,304,402     $18,505,836   $22,168,556
Cost of Sales ................................   7,698,131       8,460,458      15,333,721    18,018,442
                                                ----------     -----------     -----------   -----------
Gross Profit .................................   2,166,364       1,843,944       4,172,115     4,150,114
Selling, General and Administrative
  Expenses ...................................   2,013,337       1,807,285       3,987,659     3,780,092
Restructuring Charge .........................      -              130,000          -            130,000
                                                ----------     -----------     -----------   -----------
Operating Income (Loss) ......................     153,027         (93,341)        184,456       240,022
Interest Income ..............................      32,056          19,208          60,136        41,361
Interest Expense .............................      38,389          73,068          84,164       149,859
                                                ----------     -----------     -----------   -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES ........................     146,694        (147,201)        160,428       131,524
Provision (Benefit) for Income Taxes .........      63,699         (75,607)         70,143       (43,677)
                                                ----------     -----------     -----------   -----------
Income (Loss) From Continuing Operations .....      82,995         (71,594)         90,285       175,201
Loss From Discontinued Operations
  (net of tax benefit of $86,000) ............      -              160,000          -            160,000
                                                ----------     -----------     -----------   -----------
NET INCOME (LOSS) ............................  $   82,995     $  (231,594)    $    90,285   $    15,201
                                                ==========     ===========     ===========   ===========
EARNINGS (LOSS) PER COMMON SHARE AND
  COMMON SHARE EQUIVALENTS
    Continuing Operations ....................  $     0.02     $     (0.02)    $      0.03   $      0.05
    Discontinuing Operations .................      -                (0.05)         -              (0.05)
                                                ----------     -----------     -----------   -----------
  NET INCOME (LOSS)...........................  $     0.02     $     (0.07)    $      0.03   $      0.00
                                                ==========     ===========     ===========   ===========
Weighted average number of common shares
  and common share equivalents outstanding ...   3,347,689       3,360,996       3,347,689     3,372,061
                                                ==========     ===========     ===========   ===========


                 See notes to consolidated financial statements

                  HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW




                                                                                 SIX MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                             1997                 1996
                                                                         (UNAUDITED)          (UNAUDITED)
                                                                         -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME.......................................................         $   90,285         $    15,201
 Adjustments to reconcile net income to net cash provided by operating activities:
    Discontinued Operations......................................               --               160,000
    Depreciation.................................................          1,301,660           1,237,408
    Amortization.................................................            100,191              99,480
   Gain on sale of fixed assets..................................             (5,200)               --
   Decreases (increases) in:
     Accounts receivable.........................................           (453,067)            553,154
     Inventories.................................................            364,432             504,316
     Prepaid expenses............................................             37,281              21,540
     Prepaid income taxes........................................             17,143            (344,842)
     Other current assets........................................            (70,079)            (61,606)
     Other assets................................................             31,631                --
   (Decreases) increases in:
     Accounts payable and accrued liabilities....................            120,646            (434,067)
     Deferred income taxes.......................................             25,191             (99,255)
                                                                          ----------         -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES...................          1,560,114           1,651,329
                                                                          ----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of fixed assets.............................              5,200                --
  Capital expenditures...........................................           (354,150)         (1,017,062)
  Advances to discontinued operations............................               --              (160,000)
                                                                          ----------         -----------
     NET CASH (USED IN) INVESTING ACTIVITIES.....................           (348,950)         (1,177,062)
                                                                          ----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase from short-term borrowings........................               --               750,000
  Repayment of long-term borrowings..............................           (876,250)           (876,250)
                                                                          ----------         -----------
    NET CASH (USED IN) FINANCING ACTIVITIES......................           (876,250)           (126,250)
                                                                         ----------         -----------
Effect of exchange rate changes on cash and cash equivalents....                  10               1,347
                                                                          ----------         -----------
Net increase in cash and cash equivalents.......................             334,924             349,364
Cash and Cash Equivalents, Beginning of Period..................           3,004,356           1,999,609
                                                                          ----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD........................          $3,339,280         $ 2,348,973
                                                                          ==========         ===========




                 See notes to consolidated financial statements

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      The accompanying unaudited consolidated financial statements have been prepared by HoloPak Technologies, Inc. ("HoloPak" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. The Company's financial statements do not include certain information and footnotes required by generally accepted accounting principles and accordingly, should be read in conjunction with the financial statements and the notes thereto included in HoloPak's Annual Report on Form 10-K for the year ended March 31, 1997.

2.    INVENTORIES

      The components of inventories were as follows:

                                   SEPTEMBER 30, 1997      MARCH 31, 1997
                                   ------------------      --------------
         Finished Goods                $3,810,275            $4,248,769
         Work in Process                  932,232               768,927
         Raw Materials                  2,562,070             2,647,514
                                       ----------            ----------
         TOTAL                         $7,304,577            $7,665,210
                                       ==========            ==========

3.    NOTE PAYABLE & LONG-TERM DEBT

      The Company has available through August 1998 a secured revolving line of credit in the amount of $3,000,000 to be used for general corporate purposes. The Company has remaining availability under this general facility of $3,000,000 at September 30, 1997 and March 31, 1997, respectively. In addition, the Company had a line of credit for capital expenditures which converted into a five year term loan in March 1995. This loan requires equal quarterly payments of $135,000, which began on June 17, 1995, with a final maturity of March 17, 2000. Outstanding borrowings on this Capital Expenditures Loan at September 30, 1997 were $1,350,000. Both facilities bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 150 basis points. The interest rates in effect at September 30, 1997 and March 31, 1997 were 6.8% and 6.4%, respectively.

3.    NOTE PAYABLE & LONG-TERM DEBT  (CONT'D.)


      On March 17, 1993, the Company acquired all of the outstanding stock of Alubec Industries and borrowed $4,850,000 in long-term debt to partially finance the acquisition. The long-term debt is payable in equal quarterly installments of $303,125 through 1998 and bears interest at 5.9%. The balance outstanding on this term loan at September 30,1997 was $606,250.

      The conditions of the Company's bank borrowings and long-term debt call for the Company to maintain certain financial ratios regarding debt service coverage. At September 30, 1997, the Company was in compliance with these ratios.

            Annual maturities of long-term debt are as follows:

                FOR THE PERIOD ENDED
                    SEPTEMBER 30,              PAYMENTS
                    -------------              --------
                        1997                  $1,146,250
                        1998                     540,000
                        1999                     270,000
                                              ----------
                        TOTAL                 $1,956,250
                                              ==========


4.    ADOPTION OF SFAS 131

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131. Disclosures about Segments of an Enterprise and Related Information, which will be effective for the Company beginning April 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to a companies operating segments. The Company has not yet made a determination of how this statement will effect its reporting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


SIX MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1996

NET REVENUES:

Net Revenues for the six months ended September 30, 1997 were $19.5 million, compared to $22.2 million for the comparable period of one year ago. For the three months ended September 30, 1997, net revenues were $9.9 million, compared to $10.3 million one year ago.

The decline for both the three and six month period is attributable to weak sales of metallized paper and metallic hot stamping foils. Sales of metallized paper declined to $4.5 million for the six month period compared to sales of $6.1 million for the year earlier. For the second quarter, sales of metallized paper were $2.2 million, compared to $2.3 million in the prior year.

The decline in metallized paper is attributable to weak orders from trading card customers and continued slow demand for metallized paper for liquor and tobacco packaging. Also, there is significant price competition in these markets for remaining businesses, which has also depressed revenues. The decline in trading card orders effected the first quarter: the decline in the second quarter was attributable to the more widespread market factors mentioned above.

Revenues of metallic hot stamping foils were $5.8 million for the six months ended September 30, 1997, compared to $7.7 million for the comparable period one year earlier. For the second quarter, revenues of metallic foils were $3.0 million, compared to $3.9 million in the prior year.

The decline in the metallic hot stamping market was attributable to price cutting by the Company's competitors, and to business lost by the Company as a result of delivery times slower than those offered by its competition.

In contrast, revenues of holographic products showed strong improvement, increasing to $4.8 million for the six months ended September 30, 1997, compared to $3.5 million for the year earlier period. For the second quarter, revenues of holographic products were $2.6 million, compared to $1.6 million in the year earlier period.

The Company's holographic business has improved: however, the market showing the greatest improvement was security and identification cards, in which business almost doubled from year earlier levels. Sales of decorative holographic products also improved, but to a lesser extent.

COST OF SALES AND GROSS PROFITS:

Gross Profits for the six months ended September 30, 1997 were $4.2 million, even with the levels achieved in the prior year. For the second quarter, gross profit was $2.2 million, compared to $1.8 million in the prior year.

Cost reduction in the second quarter cost of goods was attributable to the effect of lower raw material prices in hot stamping and holographic foil manufacturing, offset by the effect of lower sales of metallized paper.

For the year to date period, improvements of $700,000 in gross profit from hot stamping and holographic foil manufacturing were offset by an equal amount from sales declines in metallized paper.

Gross margin for the six months ended September 30, 1997 was 21.4%, compared to 18.7% for the prior year. Gross margin for the second quarter was 22.0%, compared to 17.9% for the comparable period last year.

OPERATING EXPENSES:

Selling, General, and Administrative expenses were $4.0 million for the six months ended September 30, 1997, compared to $3.8 million for the six months ended September 30, 1996. For the second quarter, Selling, General and Administrative expenses were $2.0 million, compared to $1.8 million for the comparable period last year. The increase is attributable to increased advertising and marketing expense.

OPERATING PROFIT:

Operating Profit for the six months was $184,000, compared to $240,000 for the prior year. For the second quarter, operating profit was $153,000, compared to a loss of $93,000 for the quarter ended September 30, 1996.

The shortfall in operating profit year to date is attributable to the shortfall in earnings from the metallized paper business, all of which occurred in the first quarter. The improvement in the second quarter is attributable to the increase in gross profits from the hot stamping and holographic foil businesses.

Also, in the second quarter of fiscal 1997, the Company incurred a restructuring charge of $130,000 as a result of down sizing its production work force in New Jersey.

INTEREST EXPENSE, NET:

Net Interest Expense for the six months ended September 30, 1997 was $24,000, compared to $108,000 for the year earlier period. Lower debt and higher average cash balances were responsible for the decline.

INCOME TAXES:

The effective income tax rate for the six month period was 43.7%, compared to (33.2%) in the prior comparable period. The reason for the increase in rates over the prior period is directly attributable to permanent tax differences calculated on the higher pretax income base.

NET INCOME AND EARNINGS PER SHARE:

Net Income for the six months ended September 30, 1997 was $90,000, compared to $15,000 for the comparable period last year. Net income last year was depressed by a $160,000 charge taken in the second quarter as part of the liquidation of the Company's discontinued operations.

For the quarter ended September 30, 1997, net income was $83,000, compared to a loss of $232,000 in the comparable period last year. The improvement is attributable to improved operating profits and the charge taken for discontinued operations last year.

Earnings per share for the six months ended September 30, 1997 were $.03 on 3.3 million shares outstanding, compared to $.00 for the prior year period.

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 1997, the Company had cash of $3.3 million and working capital of $12.5 million, compared to cash of $3.0 million and working capital of $11.6 million at March 31, 1997. The increase in cash and working capital is attributable to cash generated from operations and low capital investment during the period. Depreciation and amortization for the six months were $1.4 million while capital investment was only $354,000. The Company also repaid $876,000 in long-term debt during the period.

STOCKHOLDER'S EQUITY:

Stockholder's equity increased by $105,000 during the period. The increase was comprised of net income plus a small decrease in the cumulative translation adjustment.

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


Item 3.     Defaults Upon Senior Securities                                None


Item 4.     Submission of Matters to Vote of Security Holders              None


Item 5.     Other Information                                              None


Item 6.     Exhibits and Reports on Form 8-K

            10.1 Employment Agreement with James L. Rooney dated August 16, 1997.

            10.2 Revised Employment Agreement with Robert Coghan dated August 27, 1997.

            Exhibit 11 Computation of Earnings Per Share


                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.



HOLOPAK TECHNOLOGIES, INC.



/s/   JAMES L. ROONEY                           Dated: November 10, 1997
-----------------------------                          -----------------
      James L. Rooney
      Chief Executive Officer


/s/   DAVID W. JAFFIN                           Dated: November 10, 1997
-----------------------------                          -----------------
      David W. Jaffin,
      Chief Financial Officer

                                EXHIBIT INDEX
                                -------------


Exhibit No.             Description
-----------             -----------


  10.1 Employment Agreement with James L. Rooney dated August 16, 1997.

  10.2 Revised Employment Agreement with Robert Coghan dated August 27, 1997.

  11              Computation of Earnings Per Share

  27              Financial Data Schedule