Form 10-Q
period 1997-12-31
HOLOPAK TECHNOLOGIES INC
filed 1998-02-13
CIK 877928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 1997

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ______________________

Commission File Number 0-19453

                           HOLOPAK TECHNOLOGIES, INC.
     -----------------------------------------------------------------------
              Exact name of registrant as specified in its charter

                Delaware                               51-0323272
     ------------------------------                -------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

                9 Cotters Lane, East Brunswick, New Jersey 08816
     -----------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       (Registrant's telephone number, including area code) (732) 238-2883

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                  Outstanding at 2/9/98
             -----                                  ---------------------

Common Stock, $ .01 Par Value                             2,796,403
Class A Common Stock, $ .01 Par Value                       753,086

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      Index

                                                                     Page Number
                                                                     -----------

PART I:     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of December 31, 1997
            (Unaudited) and March 31, 1997                                     1

            Consolidated Statements of Operations (Unaudited) for the Three
            and Nine Months ended December 31, 1997 and 1996                   2

            Consolidated Statements of Cash Flows (Unaudited) for the Nine
            Months Ended December 31, 1997 and 1996                            3

            Notes to Unaudited Consolidated Financial Statements               4

Item 2.     Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                               7

PART II:    OTHER INFORMATION                                                 10

SIGNATURES                                                                    11

EXHIBIT                                                                       12

                   HoloPak Technologies, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                           December 31,    March 31,
                                                                                              1997           1997
                                                                                           (UNAUDITED)     (AUDITED)
                                                                                           ------------   ------------
                                     Assets
Current Assets:
    Cash and Cash Equivalents ...........................................................  $  2,918,396   $  3,004,356
    Accounts Receivable, less allowance
       for doubtful accounts of $224,256 as of December 31, 1997 and
       $174,838 as of March 31, 1997.....................................................     5,917,133      5,548,899
    Inventories (Note 2) ................................................................     7,464,399      7,665,210
    Prepaid Expenses ....................................................................       428,178        348,538
    Prepaid Income Taxes ................................................................        94,503        329,713
    Deferred Income Taxes ...............................................................       160,000        124,944
    Other Current Assets ................................................................        65,574        140,193
                                                                                           ------------   ------------

Total Current Assets ....................................................................    17,048,183     17,161,853

Property and Equipment, less accumulated depreciation and amortization of $14,939,404
      as of December 31, 1997 and $12,120,857 as of March 31, 1997 ......................     8,463,863      9,827,042

Excess of Cost over Fair Value of Net Assets Acquired, less accumulated amortization of $1,711,560 as of December 31, 1997
    and $1,561,260 as of March 31, 1997 .................................................     6,649,255      6,799,555
Other Assets ............................................................................       141,303        177,155
                                                                                           ------------   ------------

Total  Assets ...........................................................................  $ 32,302,604   $ 33,965,605
                                                                                           ============   ============

                      Liabilities and Stockholders' Equity
Current Liabilities:
   Current Maturities of Long-Term Debt (Note 3) ........................................  $    843,125   $  1,752,500
   Accounts Payable and Accrued Liabilities .............................................     3,781,840      3,849,267
                                                                                           ------------   ------------

Total Current Liabilities ...............................................................     4,624,965      5,601,767

Long-Term Debt  (Note 3) ................................................................       675,000      1,080,000
Deferred Income Taxes ...................................................................     1,083,180      1,272,247
                                                                                           ------------   ------------

Total Liabilities .......................................................................     6,383,145      7,954,014
                                                                                           ------------   ------------

Stockholders' Equity
    Preferred Stock: $ 01 par value: 10,000,000 shares authorized; none issued ..........            --             --
    Common Stock; $ 01 par value; 10,000,000 shares authorized;  2,796,403 shares issued         27,964         27,964
    Class A Common Stock; nonvoting; $ 01 par value: 2,000,000 shares authorized;
       753,086 shares convertible to Common Stock at any time at the stockholder's option         7,531          7,531
    Class B Common Stock, $ 01 par value; 700,000 shares authorized; none issued ........            --             --
    Additional Paid-in Capital ..........................................................    22,228,094     22,228,094
    Retained Earnings ...................................................................     5,722,361      5,566,451
    Cumulative Translation Adjustment ...................................................      (795,006)      (546,964)
                                                                                           ------------   ------------

                                                                                             27,190,944     27,283,076
    Less:  Common Stock (201,800 shares) Held In the Treasury , at cost .................    (1,271,485)    (1,271,485)
                                                                                           ------------   ------------

Total Stockholders' Equity ..............................................................    25,919,459     26,011,591
                                                                                           ------------   ------------

Total Liabilities and Stockholders' Equity ..............................................  $ 32,302,604   $ 33,965,605
                                                                                           ============   ============

See notes to unaudited consolidated financial statements.

                   HoloPak Technologies, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                     Three Months Ended        Nine Months Ended
                                                                         December 31,              December 31,
                                                                      1997        1996          1997         1996
                                                                   (Unaudited) (Unaudited)   (Unaudited)  (Unaudited)
                                                                   ----------  -----------   -----------  ------------
Net Revenues ....................................................  $9,878,053  $ 9,978,397   $29,383,889  $ 32,146,953

Cost of Sales ...................................................   7,686,473    8,209,891    23,020,194    26,228,333
                                                                   ----------  -----------   -----------  ------------

Gross Profit ....................................................   2,191,580    1,768,506     6,363,695     5,918,620

Selling, General and Administrative Expenses ....................   2,087,732    1,819,183     6,075,391     5,599,275

Restructuring Charge ............................................          --           --            --       130,000
                                                                   ----------  -----------   -----------  ------------

Operating Income (Loss) .........................................     103,848      (50,677)      288,304       189,345

Interest Income .................................................      46,322       23,734       106,458        65,095
Interest Expense ................................................      34,011       67,197       118,175       217,056
                                                                   ----------  -----------   -----------  ------------

Income (Loss) From Continuing Operations
         Before Income Taxes ....................................     116,159      (94,140)      276,587        37,384

Provision (Benefit) for Income Taxes ............................      50,534       (1,722)      120,677       (45,399)
                                                                   ----------  -----------   -----------  ------------

Income (Loss) From Continuing Operations ........................      65,625      (92,418)      155,910        82,783

Loss From Discontinued Operations (net of tax benefit of $86,000)          --           --            --       160,000
                                                                   ----------  -----------   -----------  ------------

Net Income (Loss) ...............................................  $   65,625  $   (92,418)  $   155,910  $    (77,217)
                                                                   ==========  ===========   ===========  ============

Basic and diluted earnings (loss) per share: (Note 6)
       Continuing Operations ....................................  $     0.02  $     (0.03)  $      0.05  $       0.03
       Discontinuing Operations .................................          --           --            --         (0.05)
                                                                   ----------  -----------   -----------  ------------

    Net Income (Loss) ...........................................  $     0.02  $     (0.03)  $      0.05  $      (0.02)
                                                                   ==========  ===========   ===========  ============


See notes to unaudited consolidated financial statements.

                   HoloPak Technologies, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                  Nine Months Ended
                                                                     December 31,
                                                                  1997          1996
                                                               (Unaudited)   (Unaudited)
                                                               -----------   -----------

Cash Flows From Operating Activities
Net Income (Loss) ...........................................  $   155,910   $   (77,217)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
     Discontinued Operations ................................           --       160,000
     Depreciation ...........................................    1,948,244     1,930,819
     Amortization ...........................................      150,300       131,140
    Loss on sale of fixed assets ............................        9,019            --
    Decreases (Increases) In:
       Accounts receivable ..................................     (423,923)      258,458
       Inventories ..........................................      149,402       547,127
       Prepaid expenses .....................................      (83,649)       72,327
       Prepaid Income taxes .................................      227,914      (273,446)
       Other current assets .................................       74,619       (77,551)
       Other assets .........................................       35,852       (13,368)
    (Decreases) Increases In:
       Accounts payable and accrued liabilities .............      (39,662)      165,854
       Deferred income taxes ................................     (211,838)     (257,856)
                                                               -----------   -----------

        Net cash provided by operating activities ...........    1,992,188     2,566,287
                                                               -----------   -----------

Cash Flows From Investing Activities
    Proceeds from sale of fixed assets ......................        5,200            --
    Capital expenditures ....................................     (708,579)   (1,515,615)
    Advances to discontinued operations .....................           --      (160,000)
                                                               -----------   -----------

        Net cash (used in)  investing activities ............     (703,379)   (1,675,615)
                                                               -----------   -----------

Cash Flows From Financing Activities
    Net increase from short-term borrowings .................           --       350,000
    Repayment of long-term borrowings .......................   (1,314,375)   (1,314,375)
                                                               -----------   -----------
        Net cash (used in) financing activities .............   (1,314,375)     (964,375)
                                                               -----------   -----------

Effect of exchange rate changes on cash and cash equivalents       (60,394)       (5,424)
                                                               -----------   -----------

Net decrease in cash and cash equivalents ...................      (85,960)      (79,127)
Cash and Cash Equivalents,  Beginning of Period .............    3,004,356     1,999,609
                                                               -----------   -----------

Cash and Cash Equivalents, End of Period ....................  $ 2,918,396   $ 1,920,482
                                                               ===========   ===========

See notes to unaudited consolidated financial statements

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              For the Nine Months Ended December 31, 1997 and 1996

                                   (Unaudited)

1.    Summary of Significant Accounting Policies:

      The accompanying unaudited consolidated financial statements have been prepared by HoloPak Technologies, Inc. ("HoloPak" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. The Company's financial statements do not include certain information and footnotes required by generally accepted accounting principles and accordingly, should be read in conjunction with the financial statements and the notes thereto included in HoloPak's Annual Report on Form 10-K for the year ended March 31, 1997.

2.    Inventories

      The components of inventories were as follows:

                                     December 31,         March 31,
                                        1997                1997
                                     ----------          ----------
            Finished Goods           $3,953,791          $4,248,769
            Work in Process             826,580             768,927
            Raw Materials             2,684,028           2,647,514
                                     ----------          ----------
            TOTAL                    $7,464,399          $7,665,210
                                     ==========          ==========

3.    Note Payable & Long-Term Debt

      The Company has available through August 1998 a secured revolving line of credit in the amount of $3,000,000 to be used for general corporate purposes. The Company has remaining availability under this general facility of $3,000,000 at December 31, 1997 and March 31, 1997. In addition, the Company had a line of credit for capital expenditures which converted into a five year term loan in March 1995. This loan requires equal quarterly payments of $135,000, which began on June 17, 1995, with a final maturity of March 17, 2000. Outstanding borrowings on this capital expenditures loan at December 31, 1997 were $1,215,000. Both facilities bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 150 basis points. The interest rates in effect at December 31, 1997 and March 31, 1997 were 6.8% and 6.4%, respectively.

3.    Note Payable & Long-Term Debt  (cont'd.)

      On March 17, 1993, the Company acquired all of the outstanding stock of Alubec Industries and borrowed $4,850,000 in long-term debt to partially finance the acquisition. The long-term debt is payable in equal quarterly installments of $303,125 through 1998 and bears interest at 5.9%. The balance outstanding on this term loan at December 31, 1997 was $303,125.

      The conditions of the Company's bank borrowings and long-term debt call for the Company to maintain certain financial ratios regarding debt service coverage. At December 31, 1997, the Company was in compliance with these ratios.

            Annual maturities of long-term debt are as follows:

                     For the Period Ended
                          December 31,          Payments
                     --------------------      ----------
                              1997             $  843,125
                              1998                540,000
                              1999                135,000
                                               ----------
                             Total             $1,518,125
                                               ==========

4.    Adoption of SFAS 131

      In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131. Disclosures about Segments of an Enterprise and Related Information, which will be effective for the Company beginning April 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to a companies operating segments. The Company has not yet made a determination as to the extent, if any, of how this statement will effect its reporting.

5.    Earnings Per Share

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". This standard revises certain methodology for computing earnings per common share and requires the reporting of two earnings per share figures: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options.

5.    Earnings Per Share (cont'd.)

      All earnings per share figures presented herein have been computed in accordance with the adoption of SFAS No. 128. For the Company, basic earnings per share equal previously reported primary earnings per share, and diluted earnings per share include the effect of the assumed exercises of dilutive stock options.

      The components of the denominator for basic earnings per share and diluted earnings per share are reconciled as followed:

                                         Three Months           Nine Months Ended
                                      Ended December 31,           December 31,
                                       1997        1996         1997        1996
                                    ----------  ----------   ----------  ----------
Basic Earnings per Share:

Weighted Average Common
Shares Outstanding                   3,347,689   3,347,689    3,347,689   3,347,689
                                    ==========  ==========   ==========  ==========

Diluted Earnings per Share:

Weighted Average Common
Shares Outstanding                   3,347,689   3,347,689    3,347,689   3,347,689

Stock Options                               12        -0-          -0-       13,988
                                    ----------  ----------   ----------  ----------

Denominator for diluted
   Earnings per Share                3,347,701   3,347,689    3,347,689   3,361,677
                                    ==========  ==========   ==========  ==========

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

                              RESULTS OF OPERATIONS

Three and Nine Months Ended December 31, 1997 Compared to the Three and Nine Months Ended December 31, 1996

Net Revenues:

For the three months ended December 31, 1997, net revenues were $9.9 million, compared to $10.0 million in the prior year period. For the nine months ended December 31, 1997, net revenues were $29.4 million, compared to $32.1 million in the prior year, which is a decline of $2.7 million or 8.4%.

The decline in the third quarter was comprised of offsetting factors. Revenues from sales of holographic products increased strongly, rising to $2.9 million from $1.8 million, which was attributable to extremely strong demand for security products. Revenues of paper products declined to $1.9 million from $2.0 million because of weakness in the Canadian dollar, and sales of hot stamping foil products declined to $5.0 million from $6.1 million in the prior period due to weak sales of metallic hot-stamping foils. The Company has experienced significant declines in sales in this area as a result of competitive pressures.

For the nine months ended December 31, 1997, revenues of $29.4 million were $2.7 million or 8.4% less than the $32.1 million recorded in the nine months ended December 31, 1996. Major declines were posted in the hot stamping and metallized paper lines of business, offset only partially by gains in holography. The cause of the decline in hot-stamping foils is concentrated in slow sales of metallic foils, which declined from $11.4 million to $8.4 million. The decline is attributable to slow markets in packaging and greeting cards and lost market share to price cutting by competitors.

Metallized paper sales declined for the nine months ended December 31, 1997 from $8.1 million in the prior period to $6.4 million. The decline was attributable to the absence of trading card work and in recent months, the continuing weakness of the Canadian dollar.

Revenues from holographic products, on the other hand, are on a record pace. Year to date sales of $7.8 million are $2.5 million or 47% higher than the prior year on consistently strong demand for security products.

Cost of Sales and Gross Profit:

Cost of sales for the nine month period ended December 31, 1997 were $23.0 million, compared to $26.2 million for the same prior year period. For the quarter ended December 31, 1997, cost of sales were $7.7 million, compared to $8.2 million for the same prior year period.

Gross profit for the 1997 nine month period was $6.4 million yielding a gross margin of 21.7%, compared to $5.9 million and gross margin of 18.4% for the same period last year. For the quarter ended December 31, 1997, gross profit was $2.2 million yielding a gross margin of 22.2% compared to gross profit of $1.8 million and gross margin of 17.7%.

The improvement in gross profits and gross margins, in spite of the decline in sales, is entirely attributable to a decline in the price of polyester film, the primary raw material in the manufacture of both hot stamping and holographic foil. Year to date, positive purchase variances on polyester film have aggregated $1.0 million. Offsetting this positive variance has been poorer absorption of fixed costs on lower revenues.

Selling, General and Administrative Expenses:

Selling, general, and administrative expenses for the quarter ended December 31, 1997 were $2.1 million compared to $1.8 million for the quarter ended December 31, 1996. For the nine months ended December 31, 1997, selling, general and administrative expenses were $6.1 million compared to $5.6 million for the same period ended December 31, 1996. The increase in selling, general and administrative expenses for both periods is attributable to higher sales and marketing expense, legal expenses, and executive salaries.

Operating Income (Loss):

Operating income for the quarter ended December 31, 1997 was $104,000, compared to an operating loss of $51,000 for the same period ended December 31, 1996. Year to date operating income is $288,000, compared to $189,000 for the same period last year. The improvement in both periods is attributable to the improvement in gross profits stemming from lower raw material costs.

Interest Income (Expense):

Net interest income for the quarter was $12,000, compared to net interest expense of $43,000 in the prior period. For the nine month period ended December 31, 1997, net interest expense was $12,000, compared to net interest expense of $152,000 for the same period ended December 31, 1996. Lower outstanding debt balances are responsible for the net decrease.

Income Taxes:

Income taxes for the quarter ending December 31, 1997 were a provision of $50,000, compared to a benefit of $2,000 in the prior year. For the year to date, income taxes are a provision of $121,000, compared to a benefit of $45,000 in the prior year. As a result of add-backs of permanent differences, primarily amortization of goodwill and the effects of FASB 109 "Accounting for Incomes Taxes", the company's effective tax rate for the nine months ended December 31, 1997 was 43.8%.

Loss from Discontinued Operations:

The loss from discontinued operations recorded in fiscal 1997 reflects the cost of settling the lawsuit brought against the Company by Bollore Technologies concerning a supply contract to the Company's discontinued European operations. This operation has been completely closed.



                               FINANCIAL CONDITION

Liquidity and Capital Resources:

As of December 31, 1997, the Company had working capital of $12.4 million, compared to working capital of $11.6 million at March 31, 1997. The increase is primarily attributable to a decrease in current maturities of long-term debt of $909,000, offset by an increase in accounts receivable of $368,000.

The Company has a general purpose line of credit of $3.0 million, against which there were no outstanding borrowings at December 31, 1997.

Capital expenditures for the nine months ended December 31, 1997 were $708,000, which included a major expenditure of $250,000 for the down payment on specialty security product machinery.

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



HoloPak Technologies, Inc.



/s/   James L. Rooney                           Dated: February  11, 1998
      ---------------------------------
      James L. Rooney
      Chief Executive Officer


/s/   David W. Jaffin                           Dated: February   11, 1998
      ---------------------------------
      David W. Jaffin,
      Chief Financial Officer