Form 10-K405
period 1998-03-31
HOLOPAK TECHNOLOGIES INC
filed 1998-06-29
CIK 877928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended March 31, 1998

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______to_______


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

                                 Yes X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S - K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 19, 1998 was $8,214,338. The number of shares of all classes of the registrant's common stock at May 31, 1998:

         COMMON STOCK                               2,796,403
         CLASS A COMMON STOCK                         756,086

Documents incorporated by reference: Portions of the Registrant's definitive proxy statement for the year ended March 31, 1998 are incorporated by reference into Part III hereof.

                                     PART I


ITEM 1.           BUSINESS


INTRODUCTION

         HoloPak Technologies, Inc., ("HoloPak" or the "Company") through its principal operating subsidiaries, Transfer Print Foils, Inc. ("TPF" or the "Predecessor"), and Alubec Industries Inc. ("Alubec"), is one of the largest manufacturers and distributors of hot stamp foils in the United States, and is a major manufacturer of laminated foil and direct metallized paper in Canada. Hot stamp foil is primarily used to decorate or label a wide variety of products such as greeting cards, paperback book covers, cosmetics, other paper and plastic packaging, appliances and sporting goods. Laminated foil paper is used in a variety of consumer packaging applications. The Company services over 1,300 customers, including Hallmark Cards, Upper Deck, and Data Card. The Company is also one of the leading producers in the United States of holographic foil, which is a specialized type of hot stamp foil that is embossed with a three-dimensional image called a hologram. The Company has been involved in the development of holographic foil since 1984, shortly after the first commercial uses of holograms began.

         "Hot stamping" is the term that describes a decorating process performed by transferring a coating from a film to the surface of a product by simultaneously stamping it with heat and pressure. The Company manufactures the specialized foils used for hot stamping by coating polyester film in a multi-step process. These foils are produced in a wide range of colors, patterns and surface finishes designed to meet specific customer requirements. The Company supplies foils to its customers who then hot stamp it to their products. In addition, the Company produces holographic foil by embossing a hologram on technologically advanced base foils specially created for this application. Holograms, which are difficult to duplicate, make holographic foil useful as a security device for credit cards, drivers licenses, collectible cards, checks, event tickets and other items for which counterfeiting is a problem. The distinctive appearance of holograms and holographic patterns also makes this type of foil appealing as a device to increase the visibility of consumer packaging.

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

         On March 17, 1993, the Company acquired 100% of the outstanding shares of Alubec for $5.2 million in cash and 223,000 shares of Common Stock of HoloPak.

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

         On September 2, 1997, Mr. James L. Rooney became Chief Executive Officer, replacing Mr. Robert Coghan, who resigned. Mr. Coghan remains with the Company in a sales capacity.

         HoloPak's executive offices are located at 9 Cotters Lane, East Brunswick, New Jersey, 08816, and its telephone number is (732) 238-2883.

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

         Customers use a heated dye to apply the Company's foils to their products, which effects a permanent transfer of the coatings. Hot stamping has many advantages over other methods of applying designs, lettering and imprints to substrate materials. No treatment of the surface of the product is required before or after applying the hot stamp foil. Unlike many "wet" methods such as ink printing, no overruns or drying time is required, thereby reducing energy and labor needs. As no potentially hazardous coatings, inks or solvents are required for hot stamping, the environmental risk for the customer of handling, using and adequately disposing of such materials is reduced. Hot stamping also enables a customer to produce different colors and patterns easily and eliminates long downtime and set up procedures.

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

         The Company's hot stamp foils are also used for application on plastic products such as plastic packaging for consumer products and decorative components of appliances and automobiles. The durability of the Company's foils is especially important to customers in these markets. The Company's metallic and pigmented foils are used to decorate and label plastic cosmetic packaging, shampoo and powder bottles as well as for lettering and imprinting small plastic items such as toys, rulers, pens and novelty items. The Company's foils are used on packaging for major cosmetic and personal-care lines. The Company also sells chrome, wood-grained, marbled and patterned foils for use on appliances, automobiles and other consumer durable goods. The Company supplies wood-grain foil for air conditioner grilles and automobile interiors, and chrome foil for automotive trim and tail lights. The Company supplies foils to major appliance manufacturers, and to all three major domestic automobile manufacturers.

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

         METALLIZED PAPER

         The Company manufactures metallized paper through Alubec. Alubec's principal laminated foil products are paper and paperboard to which aluminum foil is laminated in accordance with customer specifications. Metallized paper and board, a process that transfers metallized foils to board and paper manufactured at Alubec, is expecting growth in this market. Alubec's customers use its products in making decorative and attractive labels or packages for various manufacturers of consumer goods such as food, beverages, candy, cosmetics, cigarettes and household products. The users of packages or labels containing foil believe that the attractiveness of the package or label catches the consumer's attention and helps distinguish their products from those of their competitors. Alubec also manufactures direct metallized paper, which is used in a wide variety of packaging applications and has the advantage of being fully recyclable.

         Quality control is an integral part of Alubec's manufacturing process. Alubec only purchases raw materials from those suppliers who meet its stringent quality standards. In addition to quality inspection before and after each phase of the process, there are continuous on-line inspection.

MANUFACTURING

         The manufacture of hot stamp foil is a three-step process. The primary raw materials are polyester film, pigments, resins, dyes, aluminum and a variety of adhesives. The Company maintains more than 3,500 product formulations to meet varying customer needs, depending on the final product. Polyester film is used as a carrier for all products. The film ranges in width from 25 to 52 inches and in thickness from 0.5 to 3 mils. The first production step is the application of a release coat, which allows the foil to separate from the polyester film during hot stamping by the customer. In the second step, the polyester film is coated with solvent based pigments or dye solutions to achieve the desired color and pattern. The performance requirements of the decorated surface determine the number and type of coatings required. For metallic foils, the roll of color coated film is then metallized by direct vacuum deposition. Other multicoated foils, such as wood grains, undergo a more extensive manufacturing process. In the final step of all foil manufacturing, an adhesive is applied to the back of the foil. Different adhesive properties are required depending on the surface to which the foil will be applied and the conditions under which the end product will be used. Rolls of hot stamping foil are cut or slit to customer specifications before shipping. For plastic laminated products, the Company laminates a completed roll of foil onto plastic sheets.

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

         Much of the Company's machinery and equipment was developed and built on site by the Company. The Company currently has the capacity to increase foil production by approximately 25%, based on historical production statistics without the need of any additional expansion. The Company is currently in the midst of a program to upgrade existing machinery and to install new and more technologically advanced machinery to improve production efficiency.

         The Company has made a number of advances in the development of machinery to emboss holographic images and patterns on base foils to produce holographic foil. The Company is now embossing holograms on rolls of foil up to 50 inches wide. Management believes that by embossing on wider rolls, the Company increases the potential applications for its holographic foil.

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

SALES AND MARKETING

         The Company currently has 11 full time sales people, including regional and country managers, with sales offices and distribution centers in East Brunswick, New Jersey; Evansville, Indiana; Chicago, Illinois; Corona, California; and Montreal, Quebec. The Company's products are sold to more than 1,300 active accounts. The majority of its products are sold directly to end-users, although the Company makes limited sales to distributors who service small accounts. The Company's sales personnel are compensated on a salary plus commission basis. The Company is also an active participant in various trade shows and conducts an advertising campaign in various trade magazines.

         Alubec markets its products, with few exceptions, directly to printers and manufacturers primarily in and around Montreal, Quebec and the United States.

         The Company operates on a purchase order basis and has no long term sales contracts with customers. Because the Company is required to provide prompt turnaround time from order to delivery, backlog comparisons are not indicative of sales trends at any given time. Net sales to two major customers amounted to $4,201,000 (11.1%) and $3,853,000 (10.2%) for the fiscal year ended March 31, 1998, and to one major customer amounted to $5,986,000 (14.6%) and $5,419,000 (12.3%) for the fiscal years ended March 31, 1997 and 1996, respectively.

RESEARCH AND DEVELOPMENT

         The Company's research and development program is devoted to the development of new products and applications. In addition, the research and development department frequently works directly with customers to develop products to meet their specific needs. A factor in the Company's growth and success has been management's investment in new dye, resin and film formulations so that new decorative effects can be achieved. The Company continues to improve the workability, abrasion resistance, physical and aesthetic characteristics of its foils. The Company has a laboratory on site at its East Brunswick, New Jersey facilities, which employs six persons dedicated to research and development. The Company employs three persons with a background in chemistry. The Company expenses its research and development costs as incurred. Such expenses amounted to approximately $370,000, $416,000, and $532,000 in fiscal 1998, 1997 and 1996, respectively.

         The Company also has a design group that creates new patterns, designs, colors, shades, and textures, including holographic designs, to offer customers. The Company also develops original patterns, wood grains or finishes designed to customers' specifications.

COMPETITION

         The Company competes with a number of companies in the hot stamp foil and metallized paper industries. In these markets, it competes on the basis of quality, service and price. The Company believes that its product quality, long-standing customer relationships, proprietary machinery and processes, and experienced personnel are competitive advantages. Some of the Company's competitors are divisions or subsidiaries of larger companies with financial and other resources greater than those of the Company.

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

         Management believes that supplies of polyester film will be adequate for the coming year. The chemicals that the Company uses fall into three broad categories: solvents; specialty resins, dyes, and pigments; and adhesives. Of these, solvents have shown the most fluctuation. Solvents, however, are basically commodities -- the price can be expected to decline in response to the business cycle. Specialty chemicals, on the other hand, tend to have smaller, but regular (and permanent) increases. Unlike polyester film where the Company is a major consumer in North America, it is a minor chemical consumer and therefore has limited leverage with suppliers. Also, increasing stringency of environmental laws has made first quality materials more difficult to obtain.

ENVIRONMENTAL MATTERS

         The Company and its facilities are subject to federal, state and local environmental law and regulations relating to discharges into the environment and to worker health and safety. The Company believes that it is in compliance with these laws and regulations in all material respects.

         The Company is currently involved in two environmental cleanup proceedings as a result of waste delivered to large recyclers. One matter involves the cleanup of a New Jersey landfill (the "New Jersey Cleanup"). The New Jersey Cleanup has been divided into two parts. In the first part, the Company was joined in a federal action with numerous other parties as the alleged successor-in-interest to another company whose assets were purchased by the Company and whose waste was allegedly disposed of at the landfill. The first part was settled at no cost to the Company because the $132,000 portion of the total settlement that was allocable to the Company's predecessor was paid by such predecessor's insurance coverage. In the second part of the New Jersey Cleanup, the United States Environmental Protection Agency (the "EPA") has requested over 300 potentially responsible parties ("PRPs") to offer a proposal for ground water remediation. The EPA has estimated the costs of such remediation at $10 million to $12 million. There can be no assurance that the predecessor's insurance coverage that was available for the first part of the New Jersey Cleanup will be available for the second part. Although each PRP is jointly and severally liable for all such cleanup costs, the Company does not anticipate that the final outcome of this second part of the New Jersey Cleanup will have a material adverse effect on the Company.

         In the other pending proceeding, the Pennsylvania Department of Environmental Resources (the "PADER") has notified over 1,000 parties, including the Company, that they may be liable as PRP's for cleanup of a Pennsylvania landfill that has soil and ground water contamination (the "Pennsylvania Cleanup"). The Company believes that any waste it allegedly disposed of at the landfill would represent less than 1% of the total waste disposed of at the site by the over 1,000 parties alleged to have disposed of waste at the landfill. In February 1997, the Company entered into a Buyout Agreement with PADER in which the Company paid approximately $39,000 to settle its obligations in this matter. The Company has made a claim under the terms of the Environmental Indemnification Agreement described in the last paragraph of this section for the costs associated with this matter.

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

         In addition, the Company received test results showing ground water contamination at one location surrounding its facilities in East Brunswick, New Jersey. The Company believes that it cannot make an accurate assessment at this time of the total cleanup costs because additional testing and consultation with various regulatory agencies is still required. The Company does believe, however, that the soil remediation and the ground water contamination cleanup costs, in the aggregate, will not exceed the remaining amount available to the Company under the Environmental Indemnification Agreement described in the last paragraph of this section. The Company has made a claim under the Environmental Indemnification Agreement for the costs incurred to date with this matter.

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

         For the fiscal years ended March 31, 1998, 1997 and 1996, the Company made net expenditures of $57,000, $138,000, and $267,000, respectively, on environmental matters. These amounts are net of claims of $116,000, $39,000, and $212,000, respectively, under the Environmental Indemnification Agreement.

         Under an Environmental Indemnification Agreement between the Company and certain stockholders of the Predecessor, the Company will be indemnified for certain environmental liabilities for claims made relating to conditions existing prior to January 4, 1993. The maximum indemnity under such Agreement is $950,000 plus the greater of the value of the shares of Common Stock owned by the former CEO, as determined when a claim or claims are paid, or $4 million. As of March 31, 1998, the Company has been reimbursed under the Environmental Indemnification Agreement for claims totaling approximately $1,061,000 including insurance claim recoveries.

PATENTS AND PROPRIETARY INFORMATION

         The Company has eight patents on processes for producing high quality durable foils. Management believes, however, that its reputation, know-how and experience in manufacturing hot stamp foils are more important than patent protection. Accordingly, the Company relies upon trade secrets and other unpatented proprietary information in its product development activities. One hundred and eight of the Company's employees are parties to employment agreements providing for confidentiality and the assignment of rights to innovations developed by them while employed by the Company. The Company also requires key employees to enter into confidentiality and noncompetition agreements to protect its confidential information. There can be no assurance that these types of agreements will effectively prevent disclosure of the Company's confidential information.

EMPLOYEES

         The Company employs 235 people, including 144 direct labor, 35 indirect labor, 11 outside sales, 20 sales support and 25 administrative and management personnel, 190 of which are at TPF, and 45 at Alubec. None of the Company's employees is or has ever been represented by a union. The Company believes that its relationships with its employees are excellent.

         The executive officers of the Company, as well as many of the other employees, have had extensive experience in the hot stamp foil industry. One of the executive officers has over 20 years experience in the industry.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers and key employees of the Company are as follows:

         NAME              AGE   POSITION WITH THE COMPANY

         Robert J. Simon   39    Chairman of the Board of Directors
         James L. Rooney   61    Chief Executive Officer, President and Director
         Marc O. Woontner  52    Vice President, Sales and Marketing
         Joseph T. Webb    56    Chief Operating Officer, Secretary and Acting
                                 Chief Financial Officer

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

         James L. Rooney -- Mr. Rooney became Chief Executive Officer of the Company on September 1, 1997. Mr. Rooney brings 38 years of experience in the paper and film coating and converting industry. He was most recently Senior Vice President at Rexam Inc., Coated Products Group from 1994-1996. In 1993, he was President of Release International, a Rexam Inc. company and from 1984 - 1993 he was President of H.P. Smith Inc., a division of Specialty Coatings International, formerly James River Corp.

         Marc O. Woontner -- Mr. Woontner has been Vice President, Sales and Marketing of the Company or TPF since 1986, when he joined TPF. Mr. Woontner has over 20 years of experience in the hot stamp foil and holographic business.

         Joseph T. Webb -- Dr. Webb was appointed Chief Operating Officer effective May 18, 1998 and serves as Acting Chief Financial Officer. Prior to that, he served as Vice President of Manufacturing of the Company or TPF since November 1995. He was also appointed Secretary of the Corporation in 1998. From 1994 to 1995 Dr. Webb was a Vice President of Operations at Ivex Packaging Corporation. From 1974 to 1994 he held a series of positions at James River Corp. and Rexam as Vice President of Manufacturing, Vice President General Manager, and Technical Management jobs.

ITEM 2.           PROPERTIES

         The Company leases approximately 143,000 square feet of space in three buildings in East Brunswick, New Jersey with leases expiring in 2001 through 2005. The building at 9 Cotters Lane contains the corporate headquarters, the manufacturing plant, laboratory space for research and development activities, shipping, sales office, and certain administrative offices. The building at 15 Cotters Lane contains a distribution warehouse, laminations department and certain administrative offices. The building at 21 Cotters Lane houses the holography department. The Company also has leased facilities in Corona, California, Chicago, Illinois, and Evansville, Indiana, each of which contains a distribution warehouse and sales office. Alubec leases 66,000 and owns 12,000 square feet of manufacturing and warehousing facilities, located in Montreal, Quebec. Management believes that all its facilities are in good condition and are suitable for the purposes for which they are being used.


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

                                                                   HIGH       LOW
                                                                   ----       ---
Quarter Ended June 30, 1996 .............................       $   4.63    $   3.87
Quarter Ended September 30, 1996 ........................       $   4.50    $   3.37
Quarter Ended December 31, 1996 .........................       $   3.87    $   2.87
Quarter Ended March 31, 1997 ............................       $   3.75    $   2.25

Quarter Ended June 30, 1997 .............................       $   3.13    $   2.38
Quarter Ended September 30, 1997 ........................       $   4.19    $   2.75
Quarter Ended December 31, 1997 .........................       $   4.13    $   2.63
Quarter Ended March 31, 1998 ............................       $   3.25    $   2.69

         As of March 31, 1998, there were approximately 135 holders of record of the Common Stock.

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

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA


                                                                            YEAR ENDED MARCH 31,
                                                   1998            1997            1996            1995            1994
                                                -----------     -----------     -----------     -----------     -----------
                                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations

Net Revenues                                    $    37,955     $    40,960     $    43,954     $    45,866     $    45,350
Cost of Sales                                        30,291          33,176          35,205          34,150          33,038
                                                -----------     -----------     -----------     -----------     -----------
Gross Profit                                          7,664           7,784           8,749          11,716          12,312

Selling, General and Administrative Expenses          7,876           7,913           7,786           8,172           8,623
Restructuring Charge                                   --               130            --              --              --
                                                -----------     -----------     -----------     -----------     -----------
Operating (Loss) Income                                (212)           (259)            963           3,544           3,689

Interest Income                                         142             166             134             100              81
Interest Expense                                        142             272             440             540             408
                                                -----------     -----------     -----------     -----------     -----------
Net Interest Expense                                   --               106             306             440             327
                                                -----------     -----------     -----------     -----------     -----------
(Loss) Income From Continuing Operations
Before Income Taxes                                    (212)           (365)            657           3,104           3,362
Provision (Benefit) for Income Taxes                     52            (165)            145           1,041           1,285
                                                -----------     -----------     -----------     -----------     -----------
(Loss) Income From Continuing Operations               (264)           (200)            512           2,063           2,077

Discontinued Operations:
     Loss From Operations                              --              --              --              --              (782)
     Loss Upon Disposition                             --              (160)           (191)           --            (1,975)
                                                -----------     -----------     -----------     -----------     -----------

NET (LOSS) INCOME                               $      (264)    $      (360)    $       321     $     2,063     $      (680)
                                                ===========     ===========     ===========     ===========     ===========

Basic and Diluted (Loss) Earnings Per Share

     Continuing Operations                      $     (0.08)    $     (0.06)    $      0.15     $      0.59     $      0.59
     Discontinued Operations                                          (0.05)          (0.06)           --             (0.78)
                                                -----------     -----------     -----------     -----------     -----------

NET (LOSS)  INCOME                              $     (0.08)    $     (0.11)    $      0.09     $      0.59     $     (0.19)
                                                ===========     ===========     ===========     ===========     ===========

Weighted-Average Number of Common Shares and
     Common Share Equivalents Outstanding         3,347,689       3,352,281       3,517,635       3,517,989       3,517,989

Balance Sheet Data

Working Capital                                 $    11,686     $    11,560     $    13,272     $    12,256     $    10,954
Total Assets                                         30,761          33,966          36,474          40,901          38,878
Long-term Debt, Including Current Maturities          1,080           2,833           4,585           6,338           6,600
Stockholders' Equity                                 25,574          26,012          26,506          27,002          25,012

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL


         The Company serves a wide variety of different industries with some areas growing slowly or not at all, and some growing considerably faster than GNP. Also, while the Company as a whole does not show marked cyclical and seasonal trends, certain lines of business do fluctuate seasonally and cyclically.

         Alubec, a wholly-owned subsidiary, is a manufacturer of laminated foil paper and direct-metallized paper. Because many of the consumers for hot-stamping foil are also users of metallized and foil papers, management believes that there are many possible areas of synergy. To this end, significant additional capacity was added at Alubec in 1995 to increase the ability to produce direct metallized paper and to provide additional capacity to produce hot-stamping foil.

         In May of 1993, the Company acquired 100% of the outstanding shares of Jaeger Graphic Technology, S.A., a distributor of certain types of foils and hot-stamping machinery based in Brussels, Belgium. As a result of the Company's inability to achieve anticipated synergies, the Board of Directors concluded that the best interest of the Company's stockholders were not being served by remaining in Europe. Accordingly, in June 1994, a formal plan was adopted to dispose of JGT. In March 1994, the Company recorded an estimated loss from these discontinued operations based on anticipated operating losses through disposition and losses arising from the liquidation of the JGT business. In December 1995, the Company wrote-off the remaining asset of $318,000 pretax as the likelihood of further recovery was deemed to be minimal. In fiscal 1997, the Company incurred an additional $160,000 in cost after taxes to settle a lawsuit relating to the disposition of JGT.

         Inflation has had a minimal effect on the results of the Company.

YEAR TO YEAR COMPARISONS

         The following table sets forth for the periods indicated the percentages of net revenues represented by certain items included in the Consolidated Statement of Operations.

                                                       YEAR ENDED MARCH 31,
                                                   1998         1997        1996
                                                   ----         ----        ----
Net Revenues                                      100.0%       100.0%      100.0%
Cost Of Sales                                      79.8%        81.0%       80.1%
                                                -------      -------     -------
Gross Profit                                       20.2%        19.0%       19.9%

Selling, General and Administrative Expenses       20.8%        19.3%       17.7%
Restructuring Charge                               --            0.3%       --
                                                -------      -------     -------
Operating (Loss) Income                            (0.6%)       (0.6%)       2.2%

Interest Income                                     0.4%         0.4%        0.3%
Interest Expense                                    0.4%         0.7%        1.0%
                                                -------      -------     -------

(Loss) Income from Continuing Operations           (0.6%)       (0.9%)       1.5%
      Before Income Taxes
Income Taxes                                        0.1%        (0.4%)       0.3%
                                                -------      -------     -------
(Loss) Income From Continuing Operations           (0.7%)       (0.5%)       1.2%
                                                =======      =======     =======

FISCAL 1998 COMPARED TO FISCAL 1997

         Net Revenues for the year ended March 31, 1998 decreased by $3.0 million, or 7.3% from the $41.0 million recorded in fiscal 1997. The decrease was attributable to a decline of $5.0 million in sales of graphic foils and $1.5 million of laminated foil papers. Offsetting these declines were increases of $2.9 million in revenues attributed to the sale of holographic security and other specialty holographic products and a $.5 million increase in the sales of laminated plastic products.

         Specifically, the decline in graphic foils resulted from the continuation of an extremely soft market demand for general graphics stamping and intense price competition for existing business. Overall, the Company experienced a 17% decrease in sales volume in the greeting card business and other major business areas primarily as a result of lost customers in favor of better competitor pricing.

         The decline in Alubec (primary laminated foil papers) net revenue of $1.5 million is due to the continued market shift for laminated papers and weaker demand for laminated board in the trading card markets.

         The increase in holographic sales continue to reflect increases due to very strong sales of specialty security products. New applications, development of specialty products and equipment purchases continue to strengthen this area.

         Net revenue in the fourth quarter fiscal 1998 compared to the previous quarter in fiscal 1997 reflected a decrease in revenues of $.2 million caused by pricing pressures and lower volumes in graphic foils, adversely impacted the fourth quarter of fiscal 1998. Offsetting these decreases where increases in holographic sales of $.3 million and $.3 million in laminated paper products manufactured at Alubec. Revenue reductions attributable to pricing had an adverse affect on profitability for the fourth quarter.

         Gross Profits declined to $7.7 million from $7.8 million in the prior year. As a percentage of net revenues, gross profit margins improved to 20.2% in fiscal 1998 from 19.0% in 1997. These improvements were primarily the result of reduced prices of polyester film, offset in part by lower revenue pricing, and overhead cost reduction programs initiated by the Company.

         The pricing of raw materials has stabilized with polyester film pricing at levels of approximately 24% below prior year levels. The Company does not anticipate increases in film pricing for fiscal 1999, however, if such increases do materialize, there can be no guarantee that price increases to customers could be timely and sufficient to offset raw material cost increases.

         The Company continues to experience quality problems with certain other key raw materials in its domestic operations which reduced production speeds and efficiencies during the year for certain products. Operating efficiencies were improved with shift adjustments for 24-hours continuous running on key coating equipment.

         Selling, General, and Administrative Expenses were $7.9 million for both fiscal periods. As a percentage of net revenues, SGA expenses amounted to 20.8% and 19.3%, for fiscal 1998 and 1997. Advertising expenses increased from $0.1 million in 1997 to $0.8 million in 1998. The increased spending was primarily attributable to an aggressive advertising campaign, production of new product charts and the Company's increased participation at trade shows. Cost reductions in several other spending lines accounted for the major portion of the offset to increased advertising related expenses.

         Operating Income in fiscal 1998 was a loss of $212,000, compared to a loss of $259,000 in fiscal 1997. The shortfall in sales is the primary reason for the operating losses.

         Income Taxes in fiscal 1998 were an expense of $52,000, compared to an income tax benefit of $165,000 in the prior year. Fiscal 1998 reflects tax expense of $7,000 from domestic operations and $45,000 from Canadian operations. The effective tax rate reported for the year is 24.5% which reflects add backs to pre-tax losses for, among the major items, amortization of goodwill and FASB 109 depreciation charges which are not deductible in the calculation for both book and tax return provisions. Fiscal 1998 additionally provides for a $48,000 tax expense on the receipt of a foreign deemed dividend which was not present in fiscal 1997.

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

         The decline in metallic graphics foils resulted from an extremely slow market for general graphics stamping, price competition for existing business, and slow sales in certain segments of the greeting card industry. Price competition in these segments has become far more intense over the past year, with selling prices declining to record low levels. Accordingly the Company has been forced to cut its prices in order to remain competitive in this market and has lost share of market compared to certain low-price competitors. This decline persisted throughout the year, as all quarters showed negative comparisons to the corresponding quarter in the prior year.

         The sales decline at Alubec (primary laminated foil papers) was concentrated in the fourth quarter revenues from this operation of $1.5 million were 50% below the levels achieved in the fourth quarter of fiscal 1996. The decline in metallized and laminated papers resulted from a continuing shift away from laminated papers to direct metallized paper and no business for metallized paper for trading cards in the fourth quarter. The Company did not lose this business to a competitor; rather, designs in trading cards changed and demand did not exist. The Company was able to increase its sales of direct metallized papers, but the increase was not sufficient to offset the shortfall.


         Holographic sales increased due to very strong sales of specialty security products. In particular, sales of holographic products increased strongly in the fourth quarter as compared to fiscal 1996.

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

         Selling, General, and Administrative Expenses were $7.9 million, an increase of $100,000, or 1.6% from the $7.8 million recorded in fiscal 1996. The increase was attributable to an increase in legal fees of $134,000 resulting from the settlement of various legal actions, data processing expenses incurred to install bar coding for inventory and job coating control at the Company's foil manufacturing operations, and an increase in the Company's reserve for doubtful accounts of $75,000 due to an increase in overdue accounts receivable, offset by decreases in other expense lines..

         Restructuring Charges in fiscal 1997 were $130,000. In August 1996, the Company restructured its production organization at TPF and, as a result, eliminated certain positions and incurred a one-time expense of $130,000 to provide for severance and other separation benefits.

         Operating Income in fiscal 1997 was a loss of $259,000, compared to income of $963,000 in fiscal 1996. The shortfall in sales and gross profits was primarily responsible for the decline.

         Net Interest Expense was $106,000, compared to expense of $306,000 in the prior year. The decline was attributable to lower outstanding balances on debt, and higher average cash balances. Also, in the fourth quarter of fiscal 1997, the Company recognized interest income of $ 63,816 on tax refunds received.

         Income Taxes were a benefit of $165,000, compared to income tax cost of $145,000 in the prior year. The benefit arises primarily from losses sustained in the Company's US operations that can be carried back to offset prior years' tax liabilities. The Canadian operations were profitable, and the Company paid taxes on these profits at the statutory rate.

         Loss from Discontinued Operations reflects the cost of settling a lawsuit brought against the Company by Bollore Technologies concerning a supply contract to the Company's discontinued European operations. This operation has now been completely closed.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998, the Company had working capital of $11.7 million, compared to working capital of $11.6 million at March 31, 1997. The increase is primarily attributable to a reduction in the current portion of long-term debt by $.7 million and accounts payable and accruals of $.8 million, offset by a decrease in cash of $1.1 million.

         During fiscal 1998, the Company generated $1.6 million in cash from operating activities compared to $4.7 million in the prior year. The prior year's operating activities generated high volumes of cash as a result of the collection of income tax refunds ($.9 million) and accounts receivable reductions ($1.0 million), which were not repeated in the current year.

         The Company had net investments of $.9 million in fiscal 1998 compared to $1.9 million in fiscal 1997. Capital expenditures for fiscal 1998 were $.9 million compared to $1.8 million in the prior year.

         The Company previously contemplated a major plant relocation of its TPF facility with a concomitant upgrade to equipment. Relocation plans have been abandoned with the renegotiation of the main plant lease. The upgrade of equipment continues to be a commitment and will require outside funding sources.

         During the year, the Company repaid $1.8 million in long-term debt.

         The Company has up to $3 million available to it through a revolver to be used for working capital and other general requirements. The facility is secured by the Company's assets and bear interest at a rate of LIBOR (London Interbank Offered Rate) plus 150 basis points. At March 31, 1998, this rate was 6.9%. As of June 19, 1998 there was $.5 million outstanding on the facility, used to finance a major equipment purchase.

         The Company's long-term debt is comprised of two loans. The first loan is a term loan made to fund the acquisition of Alubec. It called for fixed quarterly payments of principal of $303,125, had a fixed interest rate of 5.9% and was paid off on March 17, 1998. The second loan is a term loan resulting from loans made under a former capital expenditure facility, which converted to a five year term loan in March of 1995. This loan calls for quarterly payments of principal of $135,000, with a final maturity on March 17, 2000. The interest rate on this loan is LIBOR plus 150 basis points.

         The conditions of the Company's banking facilities call for the Company to maintain certain financial ratios regarding debt service coverage and certain amounts of tangible net worth. At March 31, 1998, the Company was not in compliance with a financial ratio; however, the Company obtained a waiver on this covenant as of March 31, 1998. The Bank has not waived the covenants for future potential noncompliance and, therefore, all amounts under this agreement have been classified as current liabilities.

         The Company has historically depended upon funds generated from operations and its borrowings to provide both short and long-term liquidity. The Company expects these sources of liquidity to be sufficient to supply its working capital requirements for the foreseeable future.

          Many of the Company's systems must be modified due to the computer program limitations in recognizing dates beyond 1999. If not corrected, the systems could fail or cause erroneous results by, at or after January 1, 2000. Substantial changes to, and some replacements of, present systems will be needed to mitigate potential Year 2000 issues. Costs will be expensed as incurred in accordance with Emerging Issues Task Force (EITF) Issue No. 96-14, "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000". The Company is in the process of identifying and implementing solutions for the Company's systems and surveying its top vendors to assess its plans for the Year 2000 readiness. The Company plans to have critical systems for the Year 2000 ready by mid-1999. The modification of systems will be performed by a composite of both Company personnel and external consultants. Management is in the process of determining the total anticipated cost for compliance with Year 2000 issues.

         The excess of cost of acquisitions over amounts assigned to identifiable assets and liabilities assumed is being amortized on a straight-line basis over 40 years. The amount of impairment, if any, in Excess of Cost Over Fair Value of Net Assets Acquired ("Goodwill") is measured based on projected future undiscounted cash flows of the operation acquired as compared to the unamortized balance of Goodwill at each balance sheet date. If the results of such comparison indicate that an impairment may be likely, the Company will recognize a charge to operations at that time based upon the difference between the present value of expected cash flows from future operating results (utilizing a discount rate equal to the Company's average cost of funds at the time), and the balance sheet value of goodwill as of such time. The recoverability of Goodwill is at risk to the extent the Company is unable to achieve its forecast assumptions regarding cash flows from operating results. The Company has determined that there is no impairment since future undiscounted cash flows through the period over which such Goodwill is being amortized are expected to be sufficient to absorb the amortization of Goodwill.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS

         For information concerning executive officers called for by this item, see Part I -- Executive Officers of the Registrant. Other information called for by Item 10 is incorporated by reference from the 1998 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.


ITEM 11.          EXECUTIVE COMPENSATION

         The information called for by Item 11 is incorporated by reference from the 1998 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by Item 12 is incorporated by reference from the 1998 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by Item 13 is incorporated by reference from the 1998 Proxy Statement which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of the fiscal year covered by this report.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)    Financial Statements, Financial Statement Schedules and Exhibits

                  (1)      Financial Statements

                                                                                                          PAGE
                                                                                                          ----
                           Independent Auditors' Report                                                   F-1

                           Consolidated Balance Sheets -- March 31, 1998 and 1997                         F-2

                           Consolidated Statements of Operations -- Years Ended
                           March 31, 1998, 1997, and 1996.                                                F-3

                           Consolidated Statements of Stockholders' Equity -- Years Ended
                           March 31, 1998,  1997, and 1996.                                               F-4

                           Consolidated Statements of Cash Flows -- Years Ended
                           March 31, 1998, 1997, and 1996.                                                F-5

                           Notes to Consolidated Financial Statements                                     F-6

                  (2)      Financial Statement Schedule

                           Independent Auditors' Report                                                   S-1

                           Schedule II -- Valuation and Qualifying Accounts for the
                           three years ended March  31, 1998                                              S-2

                           Exhibit 21 - Subsidiaries of the Company                                       S-3

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

         3.1      Restated Certificate of Incorporation. (Exhibit 3.1)(1)

         3.2      Bylaws. (Exhibit 3.2)(1)

         10.1 Stock Purchase and Contribution Agreement, dated as of January 4, 1990, among the Company, TPF and the Stockholders of TPF. (Exhibit 10.1)(1)

         10.2 Environmental Indemnification Agreement, dated as of January 4, 1990, among the Company, TPF and the Warranting Sellers. (Exhibit 10.2)(1)

         10.3 Escrow Agreement, dated as of January 4, 1990, among the Company, Midlantic National Bank ("Midlantic"), the Warranting Sellers and Harry Parker, not in his individual capacity, but solely as Sellers' Representative. (Exhibit 10.3)(1)

         10.4 Employment Agreement, dated as of January 4, 1990, among the Company, TPF and Harry Parker, and Amendment to Employment Agreement dated as of July 31, 1991. (Exhibit 10.4)(1)

         10.5 Form of Employment Agreement, dated as of January 4, 1990, among the Company, TPF and certain executive officers and key employees of the Company. (Exhibit 10.5)(1)

         10.6 Amended and Restated Consulting Agreement, dated October 1, 1991, among the Company, TPF and Bradford Associates. (Exhibit 10.1)(3)

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

         10.26 Warrant Agreement, between HoloPak and First Fidelity Bank N.A., New Jersey, as warrant agent dated March 17, 1993. (Exhibit 4.1)(2)

         10.27    Form of Warrant Certificate. (Exhibit 4.2)(2)

         10.28 Employment Agreement, dated as of December 13, 1995, among the Company, TPF and J. T. Webb. (4)

         10.29 Note and Pledge Agreement between the Company and Robert E. Coghan, dated June 26, 1996. (5)

                  10.30 Note and Pledge Agreement between the Company and David W. Jaffin, dated September 5, 1996 (6)

                  10.31 Third Amendment and Supplement to Loan Agreement between the company and First Union National Bank, relating to a $2.0 million Capital Expenditures Facility dated November 1, 1996. (7)

                  10.32 Change of Control Agreement between the Company and David W. Jaffin, dated November 13, 1996 (7)

                  10.33 Change of Control Agreement between the Company and Robert E. Coghan, dated November 13, 1996. (7)

                  10.34 Change of Control Agreement between the Company and J.T. Webb, dated November 13, 1996. (7)

                  10.35 Employment Agreement with James L. Rooney dated August 16, 1997. (8)

                  10.36 Revised Employment Agreement with Robert Coghan, dated August 27, 1997. (8)


                  21*      Subsidiaries of the Company.

                  27*      Financial Data Schedule


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

         (4) Filed as an Exhibit to HoloPak's Annual Report on Form 10-K for the year ended March 31, 1996.

         (5) Filed as an Exhibit to HoloPak's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

         (6) Filed as an Exhibit to HoloPak's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

         (7) Filed as an Exhibit to HoloPak's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.


         (8) Filed as an Exhibit to Holopak's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.



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


                                              HOLOPAK TECHNOLOGIES, INC.

Dated:   JUNE 26, 1998

                                              By: /s/ JAMES L. ROONEY
                                              -------------------------------
                                                      James L. Rooney
                                                      Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacity and on the dates indicated.

Each person in so signing also makes, constitutes and appoints James L. Rooney, Chief Executive Officer, his true and lawful attorney-in-fact, in his name, place and stead to execute and cause to be filed with the Securities and Exchange Commission any or all amendments to this report.


SIGNATURE                                   TITLE                                           DATE
---------                                   -----                                           ----
/S/ JAMES L. ROONEY                         Chief Executive Officer & Director          June 26, 1998
--------------------------------            (Principal executive officer)
James L. Rooney

/S/ JOSEPH T. WEBB                          Chief Operating Officer, Secretary           June 26, 1998
--------------------------------            and Acting Chief Financial Officer
Joseph T. Webb

/S/ ROBERT J. SIMON                         Chairman of the Board of Directors          June 26,  1998
--------------------------------
Robert J. Simon

/S/ MICHAEL S. MATHEWS                      Director                                    June 26,  1998
--------------------------------
Michael S. Mathews

/S/ JOHN J. COLLINS                         Director                                    June 26,  1998
--------------------------------
John J. Collins

/S/ BRIAN KELLY                             Director                                    June 26, 1998
--------------------------------
Brian Kelly

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of HoloPak Technologies, Inc.
East Brunswick, New Jersey

We have audited the accompanying consolidated balance sheets of HoloPak Technologies, Inc. and its subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of HoloPak Technologies, Inc. and its subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Parsippany, New Jersey
June 26, 1998

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                  MARCH 31,          MARCH 31,
                                                                                                    1998                1997
                                                                                                ------------        ------------
                                                             ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents ...........................................................       $  1,939,764        $  3,004,356
    Accounts Receivable, less allowance
       for doubtful accounts of $217,604 in 1998 and $174,838 in 1997 ...................          5,740,100           5,548,899
    Inventories (Notes 3 & 4) ...........................................................          7,413,759           7,665,210
    Prepaid Expenses ....................................................................            477,020             348,538
    Prepaid Income Taxes ................................................................            104,876             329,713
    Deferred Income Taxes (Notes 3 & 8) .................................................            129,834             124,944
    Other Current Assets (Note 14) ......................................................             40,120             140,193
                                                                                                ------------        ------------

TOTAL CURRENT ASSETS ....................................................................         15,845,473          17,161,853

Property and Equipment, Net (Notes 3 & 5) ...............................................          8,169,074           9,827,042


Excess of Cost over Fair Value of Net Assets Acquired, less
    accumulated amortization of $1,761,669 in 1998 and $1,561,260 in 1997 (Notes 2 & 3) .          6,599,146           6,799,555
Other Assets ............................................................................            147,102             177,155
                                                                                                ------------        ------------

TOTAL  ASSETS ...........................................................................       $ 30,760,795        $ 33,965,605
                                                                                                ============        ============


                                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current Maturities of Long-Term Debt (Note 7) ........................................       $  1,080,000        $  1,752,500
   Accounts Payable and Accrued Liabilities (Note 6) ....................................          3,079,475           3,849,267
                                                                                                ------------        ------------

TOTAL CURRENT LIABILITIES ...............................................................          4,159,475           5,601,767

Long-Term Debt  (Note 7) ................................................................               --             1,080,000
Deferred Income Taxes (Notes 3 & 8) .....................................................          1,027,353           1,272,247
                                                                                                ------------        ------------

TOTAL LIABILITIES .......................................................................          5,186,828           7,954,014
                                                                                                ------------        ------------

STOCKHOLDERS' EQUITY
    Preferred Stock: $.01 par value: 10,000,000 shares authorized; none issued ..........               --                  --
    Common Stock; $.01 par value; 10,000,000 shares authorized;  2,796,403 shares issued              27,964              27,964
    Class A Common Stock; nonvoting; $.01 par value: 2,000,000 shares authorized;
       753,086 shares convertible to Common Stock at any time at the stockholder's option              7,531               7,531
    Class B Common Stock, $.01 par value; 700,000 shares authorized; none issued ........               --                  --
    Additional Paid-in Capital ..........................................................         22,228,094          22,228,094
    Retained Earnings ...................................................................          5,302,398           5,566,451
    Cumulative Translation Adjustment ...................................................           (720,535)           (546,964)
                                                                                                ------------        ------------

                                                                                                  26,845,452          27,283,076
    Less:  Common Stock (201,800 shares) Held In Treasury, at cost.......................         (1,271,485)         (1,271,485)
                                                                                                ------------        ------------

Total Stockholders' Equity ..............................................................         25,573,967          26,011,591
                                                                                                ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................................       $ 30,760,795        $ 33,965,605
                                                                                                ============        ============




See notes to consolidated financial statements.

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                               YEAR ENDED MARCH 31,
                                                                                   1998                1997                1996
                                                                               ------------        ------------        ------------
NET REVENUES ...........................................................       $ 37,954,734        $ 40,960,196        $ 43,954,343

Cost of Sales ..........................................................         30,291,065          33,175,903          35,205,141
                                                                               ------------        ------------        ------------

Gross Profit ...........................................................          7,663,669           7,784,293           8,749,202

Selling, General and Administrative Expenses ...........................          7,875,475           7,913,550           7,785,996

Restructuring Charge (Note 12) .........................................               --               130,000                --
                                                                               ------------        ------------        ------------

Operating (Loss) Income ................................................           (211,806)           (259,257)            963,206

Interest Income ........................................................            141,519             166,073             134,082
Interest Expense .......................................................            141,868             271,922             440,211
                                                                               ------------        ------------        ------------

(LOSS) INCOME FROM CONTINUING OPERATIONS
         BEFORE INCOME TAXES ...........................................           (212,155)           (365,106)            657,077

Provision (Benefit) for Income Taxes (Note 8) ..........................             51,898            (164,896)            144,905
                                                                               ------------        ------------        ------------

(Loss) Income From Continuing Operations ...............................           (264,053)           (200,210)            512,172

Loss From Discontinued Operations (net of tax benefit of $88,000 in 1997
           and $127,000 in 1996) (Notes 2 & 17) ........................               --               160,000             191,279
                                                                               ------------        ------------        ------------

NET (LOSS) INCOME ......................................................       $   (264,053)       $   (360,210)       $    320,893
                                                                               ============        ============        ============





BASIC AND DILUTED (LOSS) EARNINGS PER SHARE (NOTE 18):

       Continuing Operations ...........................................       $      (0.08)       $      (0.06)       $       0.15
       Discontinued Operations .........................................               --                 (0.05)              (0.06)
                                                                               ------------        ------------        ------------

    NET (LOSS) INCOME ..................................................       $      (0.08)       $      (0.11)       $       0.09
                                                                               ============        ============        ============





See notes to consolidated financial statements.

                                                                                      CLASS A               CLASS B
                                                         COMMON STOCK               COMMON STOCK         COMMON STOCK
                                                    SHARES             $          SHARES          $      SHARES      $
                                                ----------------------------------------------------------------------------
BALANCES, APRIL 1, 1995 ...................        2,796,403        $27,964       753,086       $7,531       0       $0

Purchase of 172,300 Common Shares (Note 21)

Sale of 2,000 Common Shares (Note 21) .....

Cumulative Translation Adjustment .........

Net Income ................................
                                                ----------------------------------------------------------------------------

BALANCES, MARCH 31, 1996 ..................        2,796,403         27,964       753,086        7,531       0        0

Cumulative Translation Adjustment .........

Net Loss ..................................
                                                ----------------------------------------------------------------------------

BALANCES, MARCH 31, 1997 ..................        2,796,403         27,964       753,086        7,531       0        0

Cumulative Translation Adjustment .........

Net Loss ..................................
                                                ----------------------------------------------------------------------------

BALANCES, MARCH 31, 1998 ..................        2,796,403        $27,964       753,086       $7,531       0       $0
                                                ============================================================================

                                                   ADDITIONAL                        CUMULATIVE
                                                      PAID-          RETAINED        TRANSLATION        TREASURY
                                                   IN CAPITAL        EARNINGS        ADJUSTMENT          STOCK
                                                ------------------------------------------------------------------
BALANCES, APRIL 1, 1995 ...................       $22,228,094       $5,605,768       $(592,851)       $  (274,625)

Purchase of 172,300 Common Shares (Note 21)                                                            (1,006,860)

Sale of 2,000 Common Shares (Note 21) .....                                                                10,000

Cumulative Translation Adjustment .........                                            180,395

Net Income ................................                            320,893
                                                ------------------------------------------------------------------

BALANCES, MARCH 31, 1996 ..................        22,228,094        5,926,661        (412,456)        (1,271,485)

Cumulative Translation Adjustment .........                                           (134,508)

Net Loss ..................................                           (360,210)
                                                ------------------------------------------------------------------

BALANCES, MARCH 31, 1997 ..................        22,228,094        5,566,451        (546,964)        (1,271,485)

Cumulative Translation Adjustment .........                                           (173,571)

Net Loss ..................................                           (264,053)
                                                ------------------------------------------------------------------

BALANCES, MARCH 31, 1998 ..................       $22,228,094       $5,302,398       $(720,535)       $(1,271,485)
                                                ==================================================================

                 See notes to consolidated financial statements.

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                             YEAR ENDED MARCH 31,
                                                                                  1998               1997               1996
                                                                               ===========        ===========        ===========

CASH FLOWS FROM OPERATING ACTIVITIES
NET (LOSS) INCOME ......................................................       $  (264,053)       $  (360,210)       $   320,893
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activites:
     Discontinued Operations (Note 17) .................................              --              160,000            191,279
     Depreciation ......................................................         2,444,056          2,538,103          2,371,968
     Amortization ......................................................           200,409            199,330            234,930
     Loss (gain) on sale of equipment ..................................            17,539               --              (20,512)
     Decreases (Increases) In:
       Accounts receivable .............................................          (233,964)         1,000,773            406,662
       Inventories .....................................................           211,974            453,919           (821,382)
       Prepaid expenses ................................................          (131,561)            60,892             81,021
       Prepaid Income taxes ............................................           219,235            870,455           (218,731)
       Other current assets ............................................           100,073           (104,909)            23,618
       Other assets ....................................................            13,915            (26,881)           115,157
     (Decreases) Increases In:
       Accounts payable and accrued liabilities ........................          (748,470)           223,004           (170,379)
       Deferred income taxes ...........................................          (242,000)          (278,171)           569,832
                                                                               -----------        -----------        -----------

        NET CASH PROVIDED BY OPERATING ACTIVITIES ......................         1,587,153          4,736,305          3,084,356
                                                                               -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures ...............................................          (893,039)        (1,777,719)        (1,340,261)
    Proceeds from sale of equipment ....................................             5,200               --               27,506
    Proceeds from government grant (Note 20) ...........................              --                 --              220,006
    (Advances to) proceeds from discontinued operations ................              --             (160,000)           591,035
    Purchase price adjustment resulting from income tax refunds (Note 8)              --                 --            1,924,424
                                                                               -----------        -----------        -----------

        NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES ............          (887,839)        (1,937,719)         1,422,710
                                                                               -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of long-term borrowings ..................................        (1,752,500)        (1,752,500)        (1,752,500)
    Net decrease in short-term borrowings ..............................              --                 --           (2,029,120)
    Purchase of treasury stock (Note 21) ...............................              --                 --           (1,006,860)
    Proceeds from sale of treasury stock (Note 21) .....................              --                 --               10,000
                                                                               -----------        -----------        -----------
        NET CASH USED IN FINANCING ACTIVITIES ..........................        (1,752,500)        (1,752,500)        (4,778,480)
                                                                               -----------        -----------        -----------

Effect of exchange rate changes on cash and cash equivalents ...........           (11,406)           (41,339)           (29,313)
                                                                               -----------        -----------        -----------

Net (decrease) increase in cash and cash equivalents ...................        (1,064,592)         1,004,747           (300,727)
Cash and Cash Equivalents,  Beginning of Period ........................         3,004,356          1,999,609          2,300,336
                                                                               -----------        -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ...............................       $ 1,939,764        $ 3,004,356        $ 1,999,609
                                                                               ===========        ===========        ===========



             See notes to consolidated financial statements.

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996

1.       ORGANIZATION

         HoloPak Technologies, Inc., and Subsidiaries (the "Company") was organized in 1989 to acquire Transfer Print Foils, Inc. ("TPF" or the "Predecessor"). The Company is a manufacturer and distributor of hot stamp foils and holograms. The Company is also a manufacturer of metallized paper through its wholly-owned subsidiary Alubec Industries Inc. ("Alubec").

2.       ACQUISITIONS

         On March 17, 1993, the Company purchased all of the outstanding shares of Alubec of Montreal, Quebec, a publicly traded company on the Montreal Stock Exchange, for $5.2 million cash and 223,000 common shares of the Company. The cash portion of the acquisition was financed by the issuance of $4.85 million of long-term bank debt (see Note 7), and excess funds remaining from the Company's initial public offering. The value of the 223,000 common shares issued was $2,007,000 which was added to common stock and paid in capital, less the costs of issuance.

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

         Property and Equipment -- Property and equipment are stated at cost. Depreciation is computed using principally the straight-line method based on the estimated useful lives which range from four to twenty years.

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

         Earnings per Common Share -- During fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This standard revises the methodology for computing earnings per common share and requires the reporting of two earnings per share figures: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per share reflects the potential dilution that could occur upon the exercise of common stock equivalents. This standard also requires previously presented earnings per share amounts to be restated to conform with the provisions of SFAS 128. Common share equivalents are excluded from the computation if their effect is anti-dilutive. This new standard did not have a material effect on prior year amounts disclosed herein.

         Impairment of Long-Lived Assets -- The Company reviews long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Recent Pronouncements -- In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Both standards are effective for the Company beginning in fiscal 1999. SFAS No. 130 will require the Company to add the reporting of Comprehensive Income to its financial statements. The Company is currently evaluating the impact of SFAS No. 131 on its current disclosures.

         Reclassifications -- Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

4.       INVENTORIES

         Inventories consist of the following:

                                                                    MARCH 31,
                                                              1998            1997
                                                              ----            ----
Finished Goods                                              $3,859,107      $4,248,769
Work in Process                                                839,991         768,927
Raw Materials                                                2,714,661       2,647,514
                                                             ---------       ---------
Total                                                       $7,413,759      $7,665,210
                                                            ==========      ==========

5.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                    MARCH 31,
                                                               1998            1997
                                                               ----            ----
Land                                                          $150,936        $154,728
Building                                                       708,830         727,172
Machinery and Equipment                                     19,031,574      17,873,712
Computer Equipment                                             101,933          87,521
Leasehold Improvements                                       2,049,937       2,045,089
Automobiles and Trucks                                         150,284         237,181
Furniture and Fixtures                                          80,087          77,073
Construction in Progress (including deposits for
     purchase of machinery)                                    278,320         745,423
                                                               -------         -------
                                                            22,551,901      21,947,899
Less Accumulated Depreciation and Amortization              14,382,827      12,120,857
                                                            ----------      ----------
Property and Equipment, Net                                 $8,169,074      $9,827,042
                                                            ==========      ==========

6.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consist of the following:

                                                                     MARCH 31,
                                                               1998            1997
                                                               ----            ----
Accounts Payable                                            $1,443,236      $1,748,555
Accrued Payroll and Vacation                                   461,536         239,898
Rebates and Allowances                                         184,285         253,457
Other Accrued Liabilities                                      990,418       1,607,357
                                                               -------       ---------
Total                                                       $3,079,475      $3,849,267
                                                            ==========      ==========

7.       BANK BORROWINGS AND LONG-TERM DEBT

         The Company has available through August 1998, a secured revolving line of credit in the amount of $3,000,000 to be used for general corporate purposes. The Company had remaining availability under this general facility of $3,000,000 at March 31, 1998 and 1997, respectively. It is the Company's intention to renew this facility at the appropriate time. In addition, the Company has a five year term loan. This loan requires equal quarterly payments of $135,000, which began on June 17, 1995, with a final maturity of March 17, 2000. Outstanding borrowings on this capital expenditures loan at March 31, 1998 and 1997 were $1,080,000 and $1,620,000 respectively. Both facilities bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 150 basis points. The interest rates in effect at March 31, 1998 and 1997 were 6.9% and 6.4%, respectively.

         On March 17, 1993, the Company acquired all of the outstanding stock of Alubec and borrowed $4,850,000 in term debt to partially finance the acquisition. The term debt was payable in equal quarterly installments of $303,125 and bore interest at 5.9%. During 1998 this loan was paid in full. The balance outstanding on this term loan at March 31, 1997 was $1,212,500.

         The conditions of the Company's bank borrowings and long-term debt call for the Company to maintain certain financial ratios regarding debt service coverage and certain amounts of tangible net worth. At March 31, 1998, the Company was not in compliance with a financial ratio; however, the Company obtained a waiver on this covenant as of March 31, 1998. The bank has not waived the covenants for future potential noncompliance and, therefore, all amounts under this agreement have been classified as current liabilities.


8.       INCOME TAXES

         The domestic and foreign components of (loss) income from continuing operations before income taxes are as follows:

                                                                YEARS ENDED MARCH 31,
                                                    1998              1997           1996
                                                 -----------       -----------     ----------
Domestic                                         $  (349,000)     $  (917,000)     $  (640,000)
Foreign                                              137,000          552,000        1,297,000
                                                 -----------      -----------      -----------
Total                                            $   212,000      $  (365,000)     $   657,000
                                                 ===========      ===========      ===========

         The components of the provision (benefit) for taxes on (loss) income from continuing operations are as follows:

                                                            YEARS ENDED MARCH 31,
                                                    1998             1997             1996
                                                 ---------        ---------        ---------
Current
         Federal                                 $ 115,000        $ (62,000)       $(819,000)
         State                                      43,000          (16,000)         (64,000)
         Foreign                                   136,000          238,000          445,000
                                                 ---------        ---------        ---------
                                                   294,000          160,000         (438,000)
                                                 ---------        ---------        ---------
Deferred
         Federal                                  (116,000)        (242,000)         585,000
         State                                     (35,000)         (23,000)          32,000
         Foreign                                   (91,000)         (60,000)         (34,000)
                                                 ---------        ---------        ---------
                                                  (242,000)        (325,000)         583,000
                                                 ---------        ---------        ---------
         Total                                   $  52,000        $(165,000)       $ 145,000
                                                 =========        =========        =========


         The income tax provision (benefit) differs from amounts computed by applying the Federal income tax at the statutory rates to income taxes. The reason for these differences are as follows:

                                                            YEARS ENDED MARCH 31,
                                                    1998             1997             1996
                                                 ---------        ---------        ---------
Federal Domestic Income Taxes Computed
     at Statutory Rates                          $(119,000)       $(312,000)       $(217,000)
State Income Taxes, Net of Federal Benefit              --          (29,000)         (38,000)
Foreign Income Taxes                                45,000          178,000          411,000
Purchase Accounting Adjustments                     91,000           68,000           78,000
Tax Benefit of Foreign Sales Corporation           (19,000)         (40,000)         (55,000)
Tax on Foreign Deemed Dividends                     48,000               --               --
Other Items                                          6,000          (30,000)         (34,000)
                                                 ---------        ---------        ---------
Total Provision (Benefit) for Income Taxes       $  52,000        $(165,000)       $ 145,000
                                                 =========        =========        =========

         Deferred income taxes as recorded in the accompanying consolidated balance sheets were comprised of the following:

                                                                         MARCH 31,
                                                                  1998               1997
                                                               -----------        -----------
Net Current Deferred Tax Assets:
                 State Net Operating Loss Carry Forwards       $    35,000        $    77,000
                 Doubtful Accounts                                  66,000             15,000
                 Other                                              29,000             19,000
                 Rent                                                 --               14,000
                                                               -----------        -----------
                 Total                                         $   130,000        $   125,000
                                                               ===========        ===========
Net Long-Term Deferred Tax Liabilities:
                 Property and Equipment                        $ 1,037,000        $ 1,351,000
                 State Net Operating Loss Carry Forwards          (117,000)          (138,000)
                 Other                                             107,000             59,000
                                                               -----------        -----------
                 Total                                         $ 1,027,000        $ 1,272,000
                                                               ===========        ===========

         The Company has approximately $1.9 million of state carry forward net operating losses of which $0.2 million, $1.4 million and $0.3 million will expire as of March 31, 2002, 2003 and 2004, respectively.

         At March 31, 1995, the Company recorded a benefit to be realized of $848,000, pending the final dissolution and liquidation of JGT. At March 31, 1996, this liquidation was substantially complete. Accordingly, the benefit was recorded as prepaid income taxes and subsequently realized in fiscal 1997.

         On November 2, 1995, the Company received $2.7 million in Federal income tax refunds and interest. These refunds resulted from deductions included in amended corporate income tax returns for the period preceding the acquisition. As a result, the Excess of Cost over Fair Value of Net Assets Acquired was reduced by approximately $2.0 million after taxes, fees and related expenses.

9.       COMMITMENTS AND CONTINGENCIES

         a. Rent expense for the years ended March 31, 1998, 1997 and 1996 was $995,000, $1,067,000, and $1,061,000 respectively.
                  Approximately $535,000, $523,000, and $488,000, for the above respective periods, was paid to an officer at Alubec and to the spouse of the former CEO of the Company under a lease agreement renewed in April 1998 and expiring in 2005, with a purchase option, for manufacturing and office space.

                  Minimum annual rental commitments under noncancelable operating leases, in total and to affiliates, are as follows:

                      MARCH 31,      TOTAL          AFFILIATES
                     ----------    ----------       ----------
                        1999       $1,079,000       $  426,000
                        2000        1,012,000          426,000
                        2001          806,000          426,000
                        2002          309,000          297,000
                        2003          285,000          285,000
                  Thereafter          570,000          570,000
                                   ----------       ----------
                        Total      $4,061,000       $2,430,000
                                   ==========       ==========

         b. The Company is party to employment agreements with several key executives. As a result of the above agreements, the aggregate annual commitment for future salaries at March 31, 1998 is approximately $486,000.

         c. The Company is currently involved in two environmental cleanup proceedings as a result of waste delivered to large landfills. One matter involves the cleanup of a New Jersey landfill (the "New Jersey Cleanup"). The New Jersey Cleanup has been divided into two parts. In the first part, the Company was joined in a federal action with numerous other parties as the alleged successor-in-interest to another company whose assets were purchased by the Company and whose waste was allegedly disposed of at the landfill. The first part was settled at no cost to the Company because the $132,000 portion of the total settlement that was allocable to the Company's alleged predecessor was paid by such predecessor's insurance coverage. In the second part of the New Jersey Cleanup, the United States Environmental Protection Agency (the "EPA") has requested over 300 potentially responsible parties ("PRPs") to offer a proposal for ground water remediation. The EPA has estimated the costs of such remediation at $10 million to $12 million. There can be no assurance that the alleged predecessor's insurance coverage that was available for the first part of the New Jersey Cleanup will be available for the second part. Although each PRP is jointly and severally liable for all such cleanup costs, the Company does not anticipate that the final outcome of this second part of the New Jersey Cleanup will have a material adverse effect on the Company.

                  In the other pending proceeding, the Pennsylvania Department of Environmental Resources (the "PADER") has notified over 1,000 parties, including the Company, that they may be liable as PRP's for cleanup of a Pennsylvania landfill that has soil and ground water contamination (the "Pennsylvania Cleanup"). The Company believes that any waste it allegedly disposed of at the landfill would represent less than 1% of the total waste disposed of at the site by the over 1,000 parties alleged to have disposed of waste at the landfill. In February 1997, the Company entered into a Buyout agreement with PADER in which the Company paid approximately $39,000 in order to settle its obligations in this matter. The Company was paid a claim under the terms of the Environmental Indemnification Agreement described in the last paragraph of this section for the costs associated with this matter.

                  The Buyout Agreement with PADER contains a re-opener provision in the event the cost of the remedial plan approved by PADER exceeds $30 million. The PADER has not estimated the total cleanup costs of the landfill. As with the New Jersey Cleanup, the Company does not anticipate the final outcome of the Pennsylvania Cleanup will have a material adverse effect on the Company, even though the Company and every other PRP in the Pennsylvania Cleanup may be jointly and severally liable for all cleanup costs.

                  In addition, the Company received test results showing ground water contamination surrounding its facilities in East Brunswick, New Jersey. The Company believes that it cannot make an accurate assessment at this time of the total cleanup costs because additional testing and consultation with various regulatory agencies is still required. The Company does believe, however, that the soil remediation and the ground water contamination cleanup costs, in the aggregate, will not exceed the remaining amount available to the Company under the Environmental Indemnification Agreement described in the last paragraph of this section. The Company has made a claim under the Environmental Indemnification Agreement for the costs associated with this matter.

                  Due to the broad scope of existing environmental cleanup laws, it is possible that the Company may be joined or named as a PRP in other cleanup proceedings, not only with respect to waste that the Company disposed of, but also with respect to the waste disposed of by businesses acquired by the Company. There can be no assurance that any such subsequent proceedings would not have a material adverse effect upon the Company. The Company does not maintain environmental impairment insurance coverage in respect of such liability.

                  For the fiscal years ended March 31, 1998, 1997 and 1996, the Company made net expenditures of $57,000, $138,000, and $267,000, respectively, on environmental matters. These amounts are net of reimbursement on claims of $116,000, $39,000, and $212,000, respectively, under the Environmental Indemnification Agreement.

                  Under an Environmental Indemnification Agreement between the Company and certain stockholders of the Predecessor, the Company is indemnified for certain environmental liabilities for claims made relating to conditions existing prior to January 4, 1993. The maximum indemnity under such Agreement is $950,000 plus the greater of the value of the shares of Common Stock owned by the former CEO, as determined when a claim or claims are paid, or $4 million. As of March 31, 1998, the Company has been reimbursed under the Agreement for claims totaling approximately $1,061,000, including insurance claim recoveries.

         d. As part of the acquisition of Alubec (see Note 2), the Company acquired contingent liabilities on certain lease agreements pertaining to certain discontinued operations of Alubec. As part of the Alubec acquisition, the former primary shareholder of Alubec, agreed to indemnify the Company against any losses arising from these claims. The Company is contingently liable for a lease payment of $26,000 due in fiscal 1999.

         e. As a result of the discontinuance of the operations of JGT, on October 13, 1995, Bollore Technologies S.A. filed suit in the Commercial Court of Paris against JGT and the Company. This suit was settled at an after-tax cost of $160,000 in August 1996.

10.      MAJOR CUSTOMERS

         Net sales to two major customers amounted to $4,201,000 (11.1%) and $3,853,000 (10.2%) for fiscal year ended March 31, 1998, and to one major customer amounted to $5,986,000 (14.6%) and $5,419,000
         (12.3%) for fiscal years ended March 31, 1997 and 1996, respectively.

11.      PROFIT-SHARING PLAN

         The Company has a defined contribution profit-sharing plan which provides benefits to employees who have reached 21 years of age and completed one year of service. Employees are fully vested after five years. Contributions are made to the Profit Sharing Plan at the discretion of the Company's Board of Directors. Contribution expense was $50,000 for each of the years ended March 31, 1998, 1997 and 1996.

12.      RESTRUCTURING CHARGE

         In August 1996, the Company restructured its production organization at TPF and, as a result, eliminated certain positions and incurred a one-time charge of $130,000 to provide for severance and other separation benefits. The full amount of these benefits were paid during fiscal 1997.

13.      STOCK OPTIONS

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

         The following table summarizes stock option activity not covered under the Plan defined below:

                                                                       WEIGHTED-
                                                                        AVERAGE
                                                           NUMBER       EXERCISE
                                                          OF SHARES      PRICE
OUTSTANDING AT APRIL 1, 1995                               513,942       $ 8.64
CANCELED OR EXPIRED                                        150,906         3.55
                                                           -------

OUTSTANDING AT MARCH 31, 1996                              363,036        10.76
                                                           -------

OUTSTANDING AT MARCH 31, 1997                              363,036        10.76
                                                           -------

OUTSTANDING AT MARCH 31, 1998                              363,036        10.76
                                                           =======

OPTIONS EXERCISABLE AT MARCH 31, 1998, 1997 AND 1996        10,000        13.58

At the Annual Meeting of Stockholders on September 17, 1993, the Stockholders approved the adoption of a non-Qualified Stock Option Plan (the "Plan"). Under the terms of the Plan, 150,000 shares of the Company's Common Stock shall be reserved for issuance or transfer to officers, directors, and other employees of the Company, subject to proposal by the Compensation Committee. All options granted pursuant to the Plan expire ten years from the date of grant. In March 1998, the Board of Directors authorized an increase in the number of shares reserved for issuance under the Plan to 300,000.

Each non-employee director is entitled to receive options for 2,000 shares annually under the terms of the Plan.

In September 1997, 100,000 options were issued to the CEO at an exercise price of $3.25 per share. Of the options issued, 33,334 became exercisable during fiscal 1998, while the remainder become exercisable during fiscal 1999.

         The following table summarizes stock option activity under the Plan:

                                                                      WEIGHTED-
                                                                       AVERAGE
                                                           NUMBER     EXERCISE
                                                          OF SHARES     PRICE
OUTSTANDING AT APRIL 1, 1995                                70,000      $  9.83
                             Granted                        14,000         6.00
                             Canceled                       10,000        10.00
                                                           -------

OUTSTANDING AT MARCH 31, 1996                               74,000         9.08
                             Granted                        66,341         3.49
                             Canceled                        8,800         6.75
                                                           -------

OUTSTANDING AT MARCH 31, 1997                              131,541         6.41
                             Granted                       115,000         3.25
                             Canceled                       16,000         7.09
                                                           -------

OUTSTANDING AT MARCH 31, 1998                              230,541         4.79
                                                           =======
OPTIONS EXERCISABLE AT MARCH 31, 1996                       74,000         9.08
OPTIONS EXERCISABLE AT MARCH 31, 1997                      131,541         6.41
OPTIONS EXERCISABLE AT MARCH 31, 1998                      163,875         5.42

         For options outstanding and exercisable at March 31, 1998, the exercise price ranges and average remaining lives were:

                                           OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                             NUMBER            WEIGHTED -           WEIGHTED -            NUMBER             WEIGHTED -
      RANGE OF            OUTSTANDING            AVERAGE             AVERAGE            EXERCISABLE           AVERAGE
      EXERCISE                 AT               REMAINING            EXERCISE               AT                EXERCISE
       PRICES            MARCH 31, 1998           LIFE                PRICE           MARCH 31, 1998           PRICE
        $3.25 - $9.63       341,447                11                 $3.63              123,875                $3.94
       $9.64 - $16.00       252,130                13                $14.95               50,000               $10.72
                            -------                                                       ------
                            593,577                                                      173,875
                            =======                                                      =======



         The Company accounts for its stock options under the provisions of Accounting Principles Board Opinion No. 25. However, the Company discloses pro forma net income and earnings per share as if it had elected to expense the value of such options under alternative accounting treatment. Based on Black-Scholes values, pro forma net
         (loss) income for 1998, 1997 and 1996 would be ($339,714), ($430,922)
         and $299,128, respectively; the pro forma basic and diluted (loss) earnings per share for fiscal 1998, 1997 and 1996 would be ($0.10), ($0.13) and $0.09, respectively.

         The weighted-average Black-Scholes value per option granted in 1998, 1997 and 1996 was $0.97, $1.11 and $1.81, respectively. The following weighted-average assumptions were used in the Black-Scholes option pricing model for options granted in 1998, 1997 and 1996:

                                            1998          1997          1996

Dividend yield                                 0.0%          0.0%          0.0%
Volatility                                    49.0%         52.0%         48.0%
Risk-free interest rate                        6.1%          6.5%          6.2%
Expected term of options (in years)           10.0          10.0          10.0

14.      RELATED PARTY TRANSACTIONS

         Included in other current assets are amounts due from a former CEO and stockholder at March 31, 1998 and 1997. The amounts due represent escrowed funds in the amount of approximately $18,000 and $21,000, respectively, which are due from certain stockholders pursuant to which such stockholders will fund certain environmental cleanup costs, (See
         Note 9).

         The Company entered into an agreement with Bradford Associates ("Bradford"), an affiliate of the two largest stockholders of the Company, under which Bradford will provide various financial consulting services until January 2000, when the agreement will be automatically renewed unless terminated by either party. The Company expects to use the services of Bradford in the future for any major transactions, such as loans and acquisitions. The Company is obligated to pay Bradford a monthly fee of $16,667 under the agreement, plus reasonable out-of-pocket expenses. Consulting expenses under this agreement were $200,000 for each of the years ended March 31, 1998, 1997 and 1996.

         The Company's purchases from affiliates of Bradford were approximately $74,000, $150,000 and $92,000, for the years ended March 31, 1998, 1997 and 1996, respectively. The Company's sales to affiliates of Bradford were $320,000, $380,000 and $141,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

         The Company additionally utilized the services of the son-in-law of its former President for the purpose of performing various repairs and improvements to Company machinery and incurred obligations in the amount of $56,475 and $98,184 for the fiscal years ended Mach 31, 1998 and 1997, respectively.

         Accounts receivable at March 31, 1998 and 1997 included balances due from affiliates of Bradford of approximately $32,000 and $35,000, respectively. Accounts payable at March 31, 1997 includes balances due to affiliates of Bradford of approximately $8,000.

         During the years ending March 31, 1998, 1997 and 1996, the Company (was reimbursed) loaned ($26,759), $81,539 and $20,000, respectively, (by) to officers and employees of the Company. The loans bear interest at 5%. Principal and related accrued interest is to be repaid in five years.

         The Company is obligated under a real estate lease with a former CEO and shareholder. (See Note 9.)

15.      RESEARCH AND DEVELOPMENT

         The Company expensed research and development costs associated with the development of new products and processes in the amounts of approximately $370,000, $416,000, and $532,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

16.      OPERATION IN GEOGRAPHIC AREAS

         The Company operates in the foil industry in North America. Sales and transfers between geographic areas are generally priced to recover cost. A summary of the Company's operations by geographical area for the years ended March 31, 1998, 1997 and 1996 is presented below.

                                                      UNITED STATES          CANADA        ELIMINATIONS     CONSOLIDATED
                                                      -------------          ------        ------------     ------------
                                                                            (AMOUNTS IN 000'S)
MARCH 31, 1998

Revenue                                                      $29,756           $8,199        $     ---         $37,955
Inter-area transfers                                              38               85            (123)             ---
(Loss) Income from continuing                                  (349)              137              ---           (212)
  operations before taxes
(Loss) Income  from continuing operations                      (356)               92              ---           (264)
Identifiable assets                                           22,509            8,252              ---          30,761

MARCH 31, 1997

Revenue                                                      $31,340           $9,620        $     ---         $40,960
Inter-area transfers                                             ---              126            (126)             ---
(Loss) Income from continuing                                  (917)              552              ---           (365)
  operations before taxes
(Loss) Income from continuing operations                       (574)              374              ---           (200)
Identifiable assets                                           25,373            8,593              ---          33,966

MARCH 31, 1996

Revenue                                                      $32,708          $11,246        $     ---         $43,954
Inter-area transfers                                               7            1,026          (1,033)             ---
(Loss) Income from continuing                                  (640)            1,297              ---             657
operations before taxes
(Loss) Income from continuing operations                       (375)              887              ---             512
Identifiable assets                                           28,466            8,008              ---          36,474


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

18.      AVERAGE COMMON SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING

                                                                              YEARS ENDED MARCH 31,
                                                                        1998          1997           1996
                                                                        ----          ----           ----
Weighted-Average Number of Common Shares Outstanding                   3,347,689      3,347,689     3,452,215
Common Stock Equivalents Based Upon the
     Treasury Stock  Method                                                  ---          4,592        65,420
                                                                             ---          -----        ------
Total                                                                  3,347,689      3,352,281     3,517,635
                                                                       ---------      ---------     ---------


19.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                              YEARS ENDED MARCH 31,
                                                                        1998          1997           1996
                                                                        ----          ----           ----
Income Taxes Paid                                                       $313,303       $499,924      $453,995
Interest Paid                                                           $145,962       $275,213      $446,137

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of HoloPak Technologies, Inc.
East Brunswick, New Jersey

We have audited the consolidated balance sheets of HoloPak Technologies, Inc. and its subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998, and have issued our report thereon dated June 26, 1998. Our audits also include the financial statement schedule of HoloPak Technologies, Inc. and its subsidiaries, listed in the index at item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






Deloitte & Touche LLP
Parsippany, New Jersey
June 26, 1998

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS



                                                   BALANCE AT      CHARGED TO                               BALANCE AT
                                                   BEGINNING        COSTS AND                   OTHER         END OF
                                                   OF PERIOD        EXPENSES    DEDUCTIONS    ADD/(DED)       PERIOD
                                                   ---------       ----------   ----------    ---------     ----------
YEAR ENDED MARCH 31, 1998
Allowance for Doubtful Accounts                      $174,838      $121,906       $78,844     $(296)(a)       $217,604


YEAR ENDED MARCH 31, 1997

Allowance for Doubtful Accounts                       $81,402      $188,000       $94,334     $(230)(a)       $174,838


YEAR ENDED MARCH 31, 1996

Allowance for Doubtful Accounts                       $56,959      $132,417      $108,028        $54(a)        $81,402

(a) Represents the effect of translating balance sheets of foreign subsidiary to U. S. dollars.