Form 10-Q
period 1998-06-30
HOLOPAK TECHNOLOGIES INC
filed 1998-08-14
CIK 877928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   JUNE 30, 1998

                                       OR

    __   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________    to   _____________________


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              CLASS                                    OUTSTANDING AT 8/4/98

Common Stock, $ .01 Par Value                                   2,796,403
Class A Common Stock, $ .01 Par Value                             753,086

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                     Page Number




PART I:  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of June 30, 1998
                  (Unaudited) and March 31, 1998                           1

                  Consolidated Statements of Operations for the Three
                  Months ended June 30, 1998 and 1997 (Unaudited)          2

                  Consolidated Statements of Cash Flows for the Three
                  Months Ended June 30, 1998 and 1997  (Unaudited)         3

                  Notes to Consolidated Financial Statements               4


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      6


PART II: OTHER INFORMATION                                                 8


SIGNATURES                                                                 9


EXHIBITS

           PART I
   FINANCIAL INFORMATION
ITEM I.   FINANCIAL STATEMENTS

HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                                           JUNE 30,      MARCH 31,
                                                                                                            1998           1998
                                                                                                         (UNAUDITED)     (AUDITED)
                                        ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents ....................................................................      $  2,389,200   $  1,939,764
    Accounts Receivable, less allowance
       for doubtful accounts of $217,387 as of June 30, 1998 and $217,604 as of March 31, 1998 ...         5,428,970      5,740,100
    Inventories (Note 2) .........................................................................         7,278,820      7,413,759
    Prepaid Expenses .............................................................................           558,826        477,020
    Prepaid Income Taxes .........................................................................           178,451        104,876
    Deferred Income Taxes ........................................................................           125,000        129,834
    Other Current Assets .........................................................................            51,966         40,120
                                                                                                        ------------   ------------

TOTAL CURRENT ASSETS .............................................................................        16,011,233     15,845,473

Property and Equipment, less accumulated depreciation of $14,866,191 as of June 30, 1998 and .....         8,094,030      8,169,074
    $14,382,827 as of March 31, 1998

Excess of Cost over Fair Value of Net Assets Acquired, less
    accumulated amortization of $1,811,778 as of June 30, 1998 and $1,761,669 as of March 31, 1998         6,549,037      6,599,146
Other Assets .....................................................................................           145,961        147,102
                                                                                                        ------------   ------------

Total  Assets ....................................................................................      $ 30,800,261   $ 30,760,795
                                                                                                        ============   ============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Note Payable (Note 3) .........................................................................      $    500,000   $       --
   Current Maturities of Long-Term Debt (Note 3) .................................................           945,000      1,080,000
   Accounts Payable and Accrued Liabilities ......................................................         3,163,967      3,079,475
                                                                                                        ------------   ------------

TOTAL CURRENT LIABILITIES ........................................................................         4,608,967      4,159,475

Long-Term Debt  (Note 3) .........................................................................              --             --
Deferred Income Taxes ............................................................................           980,849      1,027,353
                                                                                                        ------------   ------------

TOTAL LIABILITIES ................................................................................         5,589,816      5,186,828
                                                                                                        ------------   ------------

STOCKHOLDERS' EQUITY
    Preferred Stock: $.01 par value: 10,000,000 shares authorized; none issued ...................              --             --
    Common Stock; $.01 par value; 10,000,000 shares authorized;  2,796,403 shares issued .........            27,964         27,964
    Class A Common Stock; nonvoting; $.01 par value: 2,000,000 shares authorized;
       753,086 shares convertible to Common Stock at any time at the stockholder's option ........             7,531          7,531
    Class B Common Stock, $.01 par value; 700,000 shares authorized; none issued .................              --             --
    Additional Paid-in Capital ...................................................................        22,228,094     22,228,094
    Retained Earnings ............................................................................         5,180,395      5,302,398
    Cumulative Translation Adjustment .............................................................         (962,054)      (720,535)
                                                                                                        ------------   ------------

                                                                                                          26,481,930     26,845,452
    Less:  Common Stock (201,800 shares) Held In Treasury, at cost ...............................        (1,271,485)    (1,271,485)
                                                                                                        ------------   ------------

Total Stockholders' Equity .......................................................................        25,210,445     25,573,967

Total Liabilities and Stockholders' Equity .......................................................      $ 30,800,261   $ 30,760,795
                                                                                                        ============   ============




See unaudited notes to consolidated financial statements.

        HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                              1998               1997
                                                           (UNAUDITED)        (UNAUDITED)
                                                           -----------        -----------
 NET REVENUES .......................................       $ 8,760,306        $ 9,641,341

Cost of Sales ......................................         7,044,715          7,635,590
                                                           -----------        -----------

Gross Profit .......................................         1,715,591          2,005,751

Selling, General and Administrative Expenses .......         1,897,170          1,974,322
                                                           -----------        -----------

Operating (Loss) Income ............................          (181,579)            31,429

Interest Income ....................................            31,638             28,080
Interest Expense ...................................            27,285             45,775
                                                           -----------        -----------

(LOSS) INCOME
         BEFORE INCOME TAXES (BENEFIT) .............          (177,226)            13,734

(Benefit) Provision for Income Taxes ...............           (55,223)             6,444
                                                           -----------        -----------

NET (LOSS) INCOME ..................................       $  (122,003)       $     7,290
                                                           ===========        ===========





BASIC AND DILUTED (LOSS) EARNINGS PER SHARE (NOTE5):

    NET (LOSS) INCOME ..............................       $     (0.04)       $      0.00
                                                           ===========        ===========

Weighted-average number of common shares
   and common share equivalents outstanding ........         3,347,689          3,347,689







See unaudited notes to consolidated financial statements.

           HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                      THREE MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                                    1998              1997
                                                                                                 (UNAUDITED)       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
NET (LOSS) INCOME .......................................................................       $  (122,003)       $     7,290
  Adjustments to reconcile net (loss) income to net cash provided by operating activites:
     Depreciation .......................................................................           582,980            636,695
     Amortization .......................................................................            50,109             50,082
     Decreases (Increases) In:
       Accounts receivable ..............................................................           249,194           (209,901)
       Inventories ......................................................................            67,063            373,769
       Prepaid expenses .................................................................           (85,698)           114,400
       Prepaid Income taxes .............................................................           (74,002)           (20,122)
       Other current assets .............................................................           (11,846)            12,169
       Other assets .....................................................................           (29,359)            15,806
     (Decreases) Increases In:
       Accounts payable and accrued liabilities .........................................           108,097             70,599
       Deferred income taxes ............................................................           (32,238)           (17,192)
                                                                                                -----------        -----------

        NET CASH PROVIDED BY OPERATING ACTIVITIES .......................................           702,297          1,033,595
                                                                                                -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures ................................................................          (597,756)          (183,380)
                                                                                                -----------        -----------

        NET CASH USED IN INVESTING ACTIVITIES ...........................................          (597,756)          (183,380)
                                                                                                -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of long-term borrowings ...................................................          (135,000)          (438,125)
    Net increase in short-term borrowings ...............................................           500,000               --
                                                                                                -----------        -----------
        Net cash provided by (used in) financing activities .............................           365,000           (438,125)
                                                                                                -----------        -----------

Effect of exchange rate changes on cash and cash equivalents ............................           (20,105)            (2,974)
                                                                                                -----------        -----------

Net increase in cash and cash equivalents ...............................................           449,436            409,116
Cash and Cash Equivalents,  Beginning of Period .........................................         1,939,764          3,004,356
                                                                                                -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ................................................       $ 2,389,200        $ 3,413,472
                                                                                                ===========        ===========



See unaudited notes to consolidated financial statements.

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (Unaudited)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements have been prepared by HoloPak Technologies, Inc. ("HoloPak" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. The Company's financial statements do not include certain information and footnotes required by generally accepted accounting principles and accordingly, should be read in conjunction with the financial statements and the notes thereto included in HoloPak's Annual Report on Form 10-K for the year ended March 31, 1998.

2.       INVENTORIES

         The components of inventories were as follows:

                                            JUNE 30, 1998         MARCH 31, 1998
                                            -------------         --------------
Finished Goods                                 $3,522,883             $3,859,107
Work in Process                                   903,654                839,991
Raw Materials                                   2,852,283              2,714,661
                                                ---------              ---------
TOTAL                                          $7,278,820             $7,413,759
                                               ==========             ==========

3.       NOTE PAYABLE & LONG-TERM DEBT

         The Company has available through August 1998 a secured revolving line of credit in the amount of $3,000,000 to be used for general corporate purposes. The Company has remaining availability under this general facility of $2,500,000 at June 30,1998 and $3,000,000 at March 31,
         1998, respectively. The Company is presently in the process of renewing this facility. In addition, the Company has a five year term loan. This loan requires equal quarterly payments of $135,000, which began on June 17, 1995, with a final maturity of March 17, 2000. Outstanding borrowings on this Capital Expenditures Loan at June 30, 1998 and March 31, 1998 were $945,000 and $1,080,000, respectively.
         Both facilities bear interest at the three month London Interbank Offered Rate ("LIBOR") plus 150 basis points. The interest rates in effect at June 30, 1998 and March 31, 1998 were 6.9%.

3.       NOTE PAYABLE & LONG-TERM DEBT (CONT'D)

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

4.       ADOPTION OF SFAS NO. 130

         In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net change in the accumulated foreign currency translation adjustment account. Total comprehensive income (loss) for the three months ended June 30, 1998 and 1997 was ($241,519) and $21,984, respectively.


5.       ADOPTION OF SFAS NO. 131

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for the Company beginning 1999 Fiscal Year End. SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to a company's operating segments. The Company is currently assembling the data and evaluating the impact of SFAS No. 131 on its current disclosures.

6.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". This standard revises certain methodology for computing earnings per common share and requires the reporting of two earnings per share figures: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options. All earnings per share figures presented herein have been computed in accordance with the provisions of SFAS No. 128. For the Company, both basic and diluted earnings per share equal previously reported primary earnings per share. There was no dilutive effect for the three months ended June 30, 1998 and June 30, 1997.

7.       YEAR 2000

         Many of the Company's system must be modified due to the computer program limitations in recongnizing dates beyond 1999. If not corrected, the system could fail or cause erroneous results by, at or after January 1, 2000. Substantial changes to, and some replacements of present systems will be needed to mitigate potential Year 2000 issues. Costs will be expensed as incurred in accordance with Emerging Issues Task Force (EITF) Issue No 96-14. "Accounting for the Costs Associated with Modifying Computer Software for the Year 2000". The Company is in the process of identifying and implementing solutions for the Company's systems and surveying its top vendors to assess its plans for the Year 2000 readiness. The Company plans to have critical systems for the Year 2000 ready by mid-1999. The modification of systems will be performed by a composite of both Company personnel and external consultants. Management is in the process of determining the total anticipated cost for compliance with Year 2000 issues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1997

NET REVENUES:

During the three months ended June 30, 1998, net revenues were $8.8 million compared to $9.6 million for the same period last year, a decrease of 8.3%. The decrease is attributable to reduced average selling prices as a result of competitive pricing pressures and decreases in the cost of raw materials passed on to customers. Unit volume sales increased slightly during the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997. Revenues from sales of hot stamping foils decreased from $5.1 million to $4.2 million due to the decrease in the average selling price per unit as discussed above. Revenues from sales of holographic products decreased from $2.2 million to $2.1 million as a result of reduced demand for decorative hot stamping foils partially offset by increased average selling prices. Revenues for metallized paper remained substantially the same but were negatively impacted by the weakness of the Canadian dollar.

COST OF SALES AND GROSS PROFIT:

Cost of sales decreased by $.6 million to $7.0 million from $7.6 million in the prior year period. The decrease from the first quarter of last year was caused by the decline in the price of polyester film, the primary raw material in the manufacturing of both hot stamping and holographic foil.

Gross profit decreased by $.3 million, from $2.0 million in 1997 to $1.7 million in the 1998 period as a result of the decrease in revenues partially offset by the decrease in cost of sales. Fixed costs at the Company's Transfer Print Foils, Inc. subsidiary were absorbed by lower sales thus decreasing the gross profit as a percentage of sales to 19.6% from 20.8% in the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general, and administrative expenses were $1.9 million compared to $2.0 million for the prior year period. The primary reductions occurred in advertising, insurance and commissions partially offset by increases in consulting fees and computer related charges.

OPERATING (LOSS) INCOME :

Operating loss for the quarter ended June 30, 1998, was $182,000 compared to operating income of $31,000 for the same period last year. The decline was attributable to the decline in sales and gross profits.

INTEREST INCOME  (EXPENSE):

Net interest income for the quarter was $4,400 compared to an expense of $17,700 for the prior year period. Lower debt was responsible for the decline, offset slightly by decreased cash balances.

INCOME TAXES:

Income taxes were a benefit of $55,200 for the quarter ended June 30, 1998, compared to an income tax provision of $6,400 for the prior year period.

NET INCOME (LOSS) AND EARNING (LOSS) PER SHARE:

Net loss was $122,000 for the quarter ended June 30, 1998 compared to net income of $7,000 for the prior year period. The 1998 loss per share was $0.04 compared to 1997 earnings of $0.00. Lower operating profits were responsible for the decline.


                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES:

As of June 30, 1998, the Company had cash of $2.4 million and working capital of $11.4 million, compared to cash of $1.9 million and working capital of $11.7 million as of March 31, 1998. The increase in cash is primarily attributable to cash generated from operations. The decrease in working capital is the result of a capital investment during the quarter which increased short-term borrowings. Depreciation and amortization for the quarter were $ 633,000 while capital investment was $ 598,000.

The Company has available a general purpose credit line of $3,000,000 with a remaining availability under this general facility of $2,500,000 at June 30, 1998.

STOCKHOLDER'S EQUITY:

Stockholder's equity decreased by $364,000 primarily due to a decrease in the cumulative translation adjustment associated with our Canadian subsidiary and the net loss during the period.

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


Item 3.           Defaults Upon Senior Securities                         None


Item 4.           Submission of Matters to Vote of Security Holders       None


Item 5.           Other Information                                       None


Item 6.           Exhibits and Reports on Form 8-K

                  a.       Exhibits

                           Exhibit 10.37 Employment agreement between the company and Arthur Karmel, dated June 29, 1998.

                           Exhibit 11 Computation of Earnings (Loss) Per Share of Common Stock.


                  b.       Report on Form 8-K                             None

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.



HOLOPAK TECHNOLOGIES, INC.



/s/      JAMES L. ROONEY             Dated:   August  12, 1998
         -----------------------              ----------------
         James L. Rooney
         Chief Executive Officer


/s/      ARTHUR KARMEL               Dated:   August  12, 1998
         -----------------------              ----------------
         Arthur Karmel
         Chief Financial Officer