Form 10-Q
period 1998-09-30
HOLOPAK TECHNOLOGIES INC
filed 1998-11-13
CIK 877928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       SEPTEMBER 30, 1998

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

              CLASS                                      OUTSTANDING AT 11/10/98
              -----                                      -----------------------

Common Stock, $ .01 Par Value                                 2,796,403
Class A Common Stock, $ .01 Par Value                           753,086

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      Index


                                                                                     Page Number
                                                                                     -----------
PART I:  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of September 30, 1998
                  (Unaudited) and March 31, 1998                                          1

                  Consolidated Statements of Operations (Unaudited) for the Three
                  and Six Months ended September 30, 1998 and 1997                        2

                  Consolidated Statements of Cash Flows (Unaudited) for the Six
                  Months Ended September 30, 1998 and 1997                                3

                  Notes to Consolidated Financial Statements                              4


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                     6


PART II: OTHER INFORMATION                                                               11

Item 4.           Submission of matters to vote of Security Holders                      11


SIGNATURES                                                                               12


EXHIBITS                                                                                 13

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                       SEPTEMBER 30,     MARCH 31,
                                                                                                          1998            1998
                                                                                                       (UNAUDITED)      (AUDITED)
                                                                                                      ============    ==============
                                     ASSETS
CURRENT ASSETS:
    Cash and Cash Equivalents .....................................................................   $  2,564,903    $  1,939,764
    Accounts Receivable, less allowance
       for doubtful accounts of $205,286 as of September 30, 1998 and $217,604 as of
       March 31, 1998 .............................................................................      5,705,185       5,740,100
    Inventories (Note 2) ..........................................................................      6,604,710       7,413,759
    Prepaid Expenses ..............................................................................        473,781         477,020
    Prepaid Income Taxes ..........................................................................        233,171         104,876
    Deferred Income Taxes .........................................................................        125,000         129,834
    Other Current Assets ..........................................................................         60,340          40,120
                                                                                                      ------------    ------------

TOTAL CURRENT ASSETS ..............................................................................     15,767,090      15,845,473

Property and Equipment, less accumulated depreciation of $15,133,163 as of September 30, 1998 and
    $14,382,827 as of March 31, 1998 ..............................................................      7,894,669       8,169,074

Excess of Cost over Fair Value of Net Assets Acquired, less accumulated amortization
    of $1,861,887as of September 30, 1998 and $1,761,669 as of March 31, 1998 .....................      6,498,928       6,599,146
Other Assets ......................................................................................        145,607         147,102
                                                                                                      ------------    ------------

TOTAL  ASSETS .....................................................................................   $ 30,306,294    $ 30,760,795
                                                                                                      ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current Maturities of Long-Term Debt (Note 3) ..................................................   $    633,750    $  1,080,000
   Accounts Payable and Accrued Liabilities .......................................................      3,144,051       3,079,475
                                                                                                      ------------    ------------

TOTAL CURRENT LIABILITIES .........................................................................      3,777,801       4,159,475

Long-Term Debt  (Note 3) ..........................................................................        676,250            --
Deferred Income Taxes .............................................................................        938,816       1,027,353
                                                                                                      ------------    ------------

TOTAL LIABILITIES .................................................................................      5,392,867       5,186,828
                                                                                                      ------------    ------------

STOCKHOLDERS' EQUITY
    Preferred Stock: $.01 par value: 10,000,000 shares authorized; none issued ....................           --              --
    Common Stock; $.01 par value; 10,000,000 shares authorized;  2,796,403 shares issued ..........         27,964          27,964
    Class A Common Stock; nonvoting; $.01 par value: 2,000,000 shares authorized;
       753,086 shares convertible to Common Stock at any time at the stockholder's option .........          7,531           7,531
    Class B Common Stock, $.01 par value; 700,000 shares authorized; none issued ..................           --              --
    Additional Paid-in Capital ....................................................................     22,228,094      22,228,094
    Retained Earnings .............................................................................      5,182,146       5,302,398
    Cumulative Translation Adjustment .............................................................     (1,260,823)       (720,535)
                                                                                                      ------------    ------------

                                                                                                        26,184,912      26,845,452
    Less:  Common Stock (201,800 shares) Held In Treasury, at cost ................................     (1,271,485)     (1,271,485)
                                                                                                      ------------    ------------

Total Stockholders' Equity ........................................................................     24,913,427      25,573,967
                                                                                                      ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................................................   $ 30,306,294    $ 30,760,795
                                                                                                      ============    ============




See unaudited notes to consolidated financial statements.

                   HOLOPAK TECHNOLOGIES, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                      SEPTEMBER 30,                        SEPTEMBER 30,
                                                                 1998             1997               1998                1997
                                                             (UNAUDITED)       (UNAUDITED)        (UNAUDITED)         (UNAUDITED)
                                                            ------------       ------------       ------------        ------------
Net Revenues ........................................       $  8,547,219       $  9,864,495       $ 17,307,525        $ 19,505,836

Cost of Sales .......................................          6,843,008          7,698,131         13,887,723          15,333,721
                                                            ------------       ------------       ------------        ------------

Gross Profit ........................................          1,704,211          2,166,364          3,419,802           4,172,115

Selling, General & Administrative Expenses ..........          1,692,708          2,013,337          3,589,878           3,987,659
                                                            ------------       ------------       ------------        ------------

Operating (Loss) Income .............................             11,503            153,027           (170,076)            184,456

Interest Income .....................................             30,836             32,056             62,474              60,136
Interest Expense ....................................             26,734             38,389             54,018              84,164
                                                            ------------       ------------       ------------        ------------

(Loss) Income Before Income Taxes ...................             15,605            146,694           (161,620)            160,428

(Benefit) Provision for Income Taxes ................             13,855             63,699            (41,368)             70,143
                                                            ------------       ------------       ------------        ------------

Net (Loss) Income ...................................       $      1,750       $     82,995       $   (120,252)       $     90,285
                                                            ============       ============       ============        ============





Basic and diluted (loss) earnings per share (Note 6):

   Net (Loss) Income ................................       $       0.00       $       0.02       $      (0.04)       $       0.03
                                                            ============       ============       ============        ============

Weighted-average number of common shares
   and common share equivalents outstanding .........          3,347,689          3,347,689          3,347,689           3,347,689


See unaudited notes to consolidated financial statements.

                   HOLOPAK TECHNOLOGIES, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                      SIX MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                   1998               1997
                                                                                                (UNAUDITED)        (UNAUDITED)
                                                                                                -----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES
NET (LOSS) INCOME .......................................................................       $  (120,252)       $    90,285
  Adjustments to reconcile net (loss) income to net cash provided by operating activities:
     Depreciation .......................................................................         1,150,868          1,301,660
     Amortization .......................................................................           100,218            100,191
     Gain on sale of fixed assets .......................................................            (1,000)            (5,200)
     Decreases (Increases) In:
       Accounts receivable ..............................................................          (103,226)          (453,067)
       Inventories ......................................................................           657,660            364,432
       Prepaid expenses .................................................................            (5,441)            37,281
       Prepaid Income taxes .............................................................          (129,247)            17,143
       Other current assets .............................................................           (20,220)           (70,079)
       Other assets .....................................................................           (66,532)            31,631
     (Decreases) Increases In:
       Accounts payable and accrued liabilities .........................................           117,225            120,646
       Deferred income taxes ............................................................           (62,665)            25,191
                                                                                                -----------        -----------

        NET CASH PROVIDED BY OPERATING ACTIVITIES .......................................         1,517,388          1,560,114
                                                                                                -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of fixed assets ..................................................             1,000              5,200
    Capital expenditures ................................................................        (1,076,616)          (354,150)
                                                                                                -----------        -----------

        NET CASH USED IN INVESTING ACTIVITIES ...........................................        (1,075,616)          (348,950)
                                                                                                -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of long-term borrowings ...................................................          (270,000)          (876,250)
    Net increase in long-term borrowings ................................................           500,000               --
                                                                                                -----------        -----------
        NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES ...........................           230,000           (876,250)
                                                                                                -----------        -----------

Effect of exchange rate changes on cash and cash equivalents ............................           (46,633)                10
                                                                                                -----------        -----------

Net increase in cash and cash equivalents ...............................................           625,139            334,924
Cash and Cash Equivalents,  Beginning of Period .........................................         1,939,764          3,004,356
                                                                                                -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ................................................       $ 2,564,903        $ 3,339,280
                                                                                                ===========        ===========



See unaudited notes to consolidated financial statements.

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
              For the Six Months Ended September 30, 1998 and 1997

                                   (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The accompanying unaudited consolidated financial statements have been prepared by HoloPak Technologies, Inc. ("HoloPak" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. The Company's financial statements do not include certain information and footnotes required by generally accepted accounting principles and accordingly, should be read in conjunction with the financial statements and the notes thereto included in HoloPak's Annual Report on Form 10-K for the year ended March 31, 1998.

2.       INVENTORIES

         The components of inventories were as follows:

                             SEPTEMBER 30, 1998          MARCH 31, 1998
                             ------------------          --------------
Finished Goods                  $3,649,533                 $3,859,107
Work in Process                    662,368                    839,991
Raw Materials                    2,292,809                  2,714,661
                                ----------                 ----------
TOTAL                           $6,604,710                 $7,413,759
                                ==========                 ==========



3.       NOTE PAYABLE & LONG-TERM DEBT

         Effective October 1, 1998, the Company renegotiated the terms of its credit facility and has available through September 1999 a secured revolving line of credit in the amount of $3.0 million to be used for general corporate purposes. The Company has $3.0 million available under this general facility at October 1, 1998. As of October 1, 1998, the Company converted $500,000 from its previous line of credit to a four year term loan. This loan requires equal quarterly payments of $31,250 beginning January 1, 1999 and maturing on October 1, 2002. In addition, the Company has a five year term loan. This loan requires equal quarterly payments of $135,000, which began on June 17, 1995, with a final maturity of March 17, 2000. Outstanding borrowings on this capital expenditure loan at September 30, 1998 and March 31, 1998 were $810,000 and $1,080,000, respectively. The line of credit facility bears interest at the one month London Interbank Offered Rate ("LIBOR") plus 225 basis points. The 1995 and 1998 term loans bear interest at the three month LIBOR plus 150 basis points and 250 basis points respectively. The interest rate in effect for the line of credit facility was 7.9% at September 30, 1998 and March 31, 1998. The interest rate in effect for the 1995 term loan was 6.9% at September 30, 1998 and March 31, 1998.

3.       NOTE PAYABLE & LONG-TERM DEBT (CONT'D)

         Annual maturities of long-term debt are as follows:

                             FOR THE PERIOD ENDED
                                  SEPTEMBER 30,              PAYMENTS
                           --------------------------      -----------
                                    1999                   $  633,750
                                    2000                      395,000
                                    2001                      125,000
                                    2002                      125,000
                                    2003                       31,250
                                                           ----------
                                                           $1,310,000
                                                           ==========

4.       ADOPTION OF SFAS NO. 130

         In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130,
         "Reporting Comprehensive Income." Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net change in the accumulated foreign currency translation adjustment account. Total comprehensive (loss) income for the six months ended September 30, 1998 and 1997 was $(660,540) and $105,057 respectively.

5.       ADOPTION OF SFAS NO. 131

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for the Company beginning with its 1999 fiscal year end. SFAS No. 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to a company's operating segments. The Company is currently assembling the data and evaluating the impact of SFAS No. 131 on its current disclosures.

6.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". This standard revises certain methodology for computing earnings per common share and requires the reporting of two earnings per share figures: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options. All earnings per share figures presented herein have been computed in accordance with the provisions of SFAS No.
         128. For the Company, both basic and diluted earnings per share equal previously reported primary earnings per share. There was no dilutive effect for the six months ended September 30, 1998 and September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS


Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

Net Revenues:

Net revenues for the three months ended September 30, 1998 were $8.5 million, compared to $9.9 million for the comparable period of September 30, 1997, a decrease of 14.1%. The decrease is primarily attributable to decreased sales in the Company's holographic security products. The other factor affecting sales is the reduced average selling prices as a result of competitive pricing pressures and decreases in the cost of raw materials passed onto customers. Revenues from sales of holographic products decreased from $2.6 million to $1.5 million primarily as a result of reduced security product sales to overseas markets attributed to Asian and Indonesian economic conditions. Revenues from sales of hot stamping foils decreased from $4.8 million to $4.4 million primarily due to the decrease in the average selling price per unit as discussed above. Revenues for metallized paper increased slightly from $2.15 million in the prior year quarter as compared to $2.25 million in the quarter ending September 30, 1998.

COST OF SALES AND GROSS PROFITS:

Cost of sales decreased by $.9 million to $6.8 million from $7.7 million in the prior year period. The decrease from the comparable quarter of the prior year was primarily attributable to lower holography sales as previously discussed and the decline in the price of polyester film, the primary raw material in the manufacturing of both hot stamping and holographic foil.

Gross profit decreased by $.5 million, from $2.2 million in 1997 to $1.7 million in the 1998 period as a result of the decrease in revenues partially offset by the decrease in Cost of Sales. Fixed costs at the Company's Transfer Print Foils, Inc., subsidiary were absorbed by lower sales thus decreasing the gross profit as a percentage of sales to 19.9% from 22.0% in the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses decreased to $1.7 million from $2.0 million for the comparable period of 1997. The primary reductions occurred in commissions, advertising and insurance expense, partially offset by increased consulting fees and computer related charges.

OPERATING INCOME:

Operating income for the quarter ended September 30, 1998, was $12,000 compared to operating income of $153,000 for the same period last year. The decline was attributable to the decline in sales and gross profits.

INTEREST INCOME (EXPENSE):

Net interest income for the quarter was $4,100 compared to an expense of $6,300 for the prior year period. Lower debt was responsible for the decline, partially offset by decreased cash balances.

INCOME TAXES:

Income taxes were $13,900 for the quarter ended September 30, 1998, compared to income taxes of $63,700 for the prior year period.

NET INCOME AND EARNINGS PER SHARE:

Net income was $1,800 for the quarter ended September 30, 1998 compared to net income of $83,000 for the prior year period. Earnings per share were $0.00 for the quarter ended September 30, 1998 compared to $0.02 for the prior year quarter. Lower operating profits were responsible for the decline.

SIX MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1997


NET REVENUES:

Net revenues for the six months ended September 30, 1998 were $17.3 million, compared to $19.5 million for the comparable period of September 30, 1997, a decrease of 11.3%. The decrease is primarily attributable to decreased sales in the company's holographic security products. Another major factor affecting sales is the reduced average selling price as a result of competitive pricing pressures and decreases in the cost of raw materials passed onto customers. Revenues from sales of holographic products decreased from $4.9 million to $3.6 million primarily as a result of reduced security product sales to overseas markets attributable to Asian and Indonesian economic conditions. Revenues from hot stamping foils decreased from $10.0 million to $8.7 million primarily due to the decrease in the average selling price per unit as discussed previously. Revenues for metallized paper increased slightly from $4.47 million in the period ending 1997 to $4.53 million in the comparable period ending September 30, 1998.

COST OF SALES AND GROSS PROFIT:

Cost of sales decreased by $1.4 million to $13.9 million from $15.3 million in the prior year period. The decrease from the prior year six month period was primarily attributable to lower holography sales as previously discussed and the decline in the price of polyester film, the primary raw material in the manufacturing of both hot stamping and holographic foil.

Gross profit decreased by $.8 million, from $4.2 million in 1997 to $3.4 million in the 1998 period as a result of the decrease in revenues partially offset by the decrease in cost of sales. Fixed costs at the Company's Transfer Print Foils, Inc. subsidiary were absorbed by lower sales thus decreasing the gross profit as a percentage of sales to 19.8% from 21.4% in the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses were $3.6 million compared to $4.0 million for the prior year period. The primary reductions occurred in commissions, advertising and insurance expense, partially offset by increases in consulting fees and computer related charges.

OPERATING (LOSS) INCOME:

Operating loss for the six month period ended September 30, 1998, was $170,000 compared to operating income of $184,000 for the same period last year. The decline was attributable to the decline in sales and gross profits.

INTEREST INCOME (EXPENSE):

Net interest income for the six month period was $8,500 compared to an expense of $24,000 for the prior year period. Lower debt was responsible for the decline, offset slightly by decreased cash balances.

INCOME TAXES:

Income taxes were a benefit of $41,400 for the six months ended September 30, 1998, compared to an income tax provision of $70,100 for the prior year period.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE:

Net loss was $120,300 for the six months ended September 30, 1998 compared to net income of $90,300 for the prior year period. The 1998 loss per share was $0.04 compared to September 30, 1997 earnings of $0.03. Lower operating profits were responsible for the decline.


                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES:

As of September 30, 1998, the Company had cash of $2.6 million and working capital of $12.0 million, compared to cash of $1.9 million and working capital of $11.7 million at March 31, 1998. The increase in cash is primarily attributable to cash generated from operations. The increase in working capital is the result of the reclassification of short-term borrowings to long-term debt due to the renegotiation of the Company's credit line facility. Depreciation and amortization for the six month period was $1.2 million while capital investment was $1.1 million.

The Company has available a general purpose credit line of $3,000,000 with a remaining availability of $3,000,000 at November 10, 1998.

STOCKHOLDERS' EQUITY:

Stockholder's equity decreased by $.7 million primarily due to a decrease in the cumulative translation adjustment associated with our Canadian subsidiary and the net loss for the period.

YEAR 2000

GENERAL

The "YEAR 2000 ISSUE" refers to computer hardware and software and their ability to recognize and process dates beyond the year 1999. This includes, but is not limited to, IS (Information systems) hardware and software, telephone systems and plant infrastructure. In addition, this issue involves the capability of the Company's customers and suppliers to provide an uninterrupted supply of orders, goods and services. To ensure a smooth transition to the year 2000, the Company has implemented a plan to correct and replace, where necessary, any hardware or software which is not year 2000 compliant. The Company is also surveying our suppliers and customers to identify those who will be ready and those who may not be ready.

STATUS

The Company has identified certain Year 2000 IS issues and is in the process of replacing or modifying non-compliant hardware and software. The Company's plants have begun to evaluate their equipment and infrastructure and it is expected that recommendations for corrective measures, if necessary will be formulated by the end of 1998. Purchasing has proceeded to survey all critical suppliers and a cooperative program with our customers has begun to lessen their concern and ensure a continued relationship. The Company's goal is to be compliant by July 1, 1999.

RISKS

Any oversight to correct a material internal YEAR 2000 problem could result in the interruption or failure of certain normal business activities. These interruptions or failures could adversely affect the Company's financial condition. In addition, if any third parties, who provide goods or services that are critical to the Company's business activities, fail to appropriately address their YEAR 2000 issues, there could be a material adverse effect on the Company's financial condition and results of operations. Because of the magnitude and uncertainty of the problem, the Company cannot determine at this time whether the consequences of any oversights will have a material impact on the Company. HoloPak Technologies believes that the planned modifications of its internal systems and equipment will allow it to be year 2000 compliant in a timely manner.

CONTINGENCY PLAN

The Company will develop appropriate contingency plans to address internal and external issues specific to YEAR 2000 compliance. These plans will include performing certain processes manually, changing suppliers and increasing inventory levels. The Company expects to complete its contingency plan by September 30, 1999.

COSTS

The Company does not expect the costs associated with its YEAR 2000 efforts to be substantial. The Company estimates that the total amount will not exceed $400,000, such amount includes expenditures under capital leases for certain hardware and software costs. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become YEAR 2000 ready or costs to implement any contingency plan.

                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings                                    None

Item 2.           Change in Securities                                 None

Item 3.           Defaults Upon Senior Securities                      None

Item 4.           Submission of Matters to Vote of Security Holders

                  (a) The Annual Meeting of Stockholders of the Company was held in New Jersey on September 25, 1998. Proxies for the annual meeting were solicited pursuant to Regulation 14A under Securities Exchange Act of 1934, as amended

                  (b) At the Annual Meeting, stockholders elected the following directors to one-year terms:

                                   NUMBER OF VOTES
                            FOR        AGAINST       ABSTAIN
                            ---        -------       -------
Robert J. Simon          2,048,841       ---         352,765
James L. Rooney          2,323,741       ---          77,865
Michael S. Mathews       2,048,841       ---         352,765
Brian Kelly              2,190,841       ---         210,765
Harvey S. Share          2,317,841       ---          83,765

                  (c) The stockholders also ratified the appointment of Deloitte & Touche, LLP as independent auditors for the Company for the fiscal year ending March 31, 1999.

                                   NUMBER OF VOTES
                            FOR        AGAINST       ABSTAIN
                            ---        -------       -------
                        2,393,657       7,849            100

Item 5.           Other Information                                    None

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           Exhibit 10.38 Fifth Amendment to Loan Agreement between the Company & First Union National Bank, relating to a $3.0 million line of credit and a conversion of $500,000 into a term loan

                           Exhibit 11       Computation of (Loss) Earnings  Per
                                            Share

                  (b)      Report on Form 8-K                          None

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.



HOLOPAK TECHNOLOGIES, INC.



/s/      JAMES L. ROONEY                             Dated:   November 12, 1998
         ---------------                                      ------------------
         James L. Rooney
         President and
         Chief Executive Officer


/s/      ARTHUR KARMEL                               Dated:   November 12 , 1998
         -------------                                        ------------------
         Arthur Karmel
         Chief Financial Officer