Form 10-Q
period 1998-12-31
HOLOPAK TECHNOLOGIES INC
filed 1999-02-12
CIK 877928

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        DECEMBER 31, 1998

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                              OUTSTANDING AT 2/10/99
          -----                              ----------------------
Common Stock, $ .01 Par Value                        3,346,519

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                        Page Number
                                                                                        -----------
PART I:  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of December  31, 1998
                  (Unaudited) and March 31, 1998                                          1

                  Consolidated Statements of Operations (Unaudited) for the Three
                  and Nine Months ended December 31, 1998 and 1997                        2

                  Consolidated Statements of Cash Flows (Unaudited) for the Nine
                  Months Ended December 31, 1998 and 1997                                 3

                  Notes to Consolidated Financial Statements                              4


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                     7

Item 3.           Quantitative and Qualitative Disclosure About Market
                  Risk                                                                    12


 II:     OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                        13


SIGNATURES                                                                                14

                   HOLOPAK TECHNOLOGIES, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                           DECEMBER 31,
                                                                                              1998                  MARCH 31,
                                                                                           (UNAUDITED)                1998
                                                                                           -----------             ---------
                                     ASSETS

CURRENT ASSETS:
    Cash and Cash Equivalents ..................................................          $  3,116,367           $  1,939,764
    Accounts Receivable, less allowance for doubtful accounts of
     $162,167 as of December 31, 1998 and $217,604 as of March 31, 1998 ........             4,952,507              5,740,100
    Inventories (Note 2) .......................................................             6,620,266              7,413,759
    Prepaid Expenses ...........................................................               469,172                477,020
    Prepaid Income Taxes .......................................................               110,950                104,876
    Deferred Income Taxes ......................................................               125,000                129,834
    Other Current Assets .......................................................                46,901                 40,120
                                                                                          ------------           ------------

TOTAL CURRENT ASSETS ...........................................................            15,441,163             15,845,473

Property and Equipment, less accumulated depreciation of $15,349,128 as
  of December 31, 1998 and $14,382,827 as of March 31, 1998 ....................             7,410,144              8,169,074
Excess of Cost over Fair Value of Net Assets Acquired, less accumulated amortization of $1,911,996 as of December 31, 1998 and $1,761,669 as
    of March 31, 1998 ..........................................................             6,448,819              6,599,146
Other Assets ...................................................................               142,013                147,102
                                                                                          ------------           ------------

TOTAL  ASSETS ..................................................................          $ 29,442,139           $ 30,760,795
                                                                                          ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current Maturities of Long-Term Debt (Note 3) ...............................          $  1,175,000           $  1,080,000
   Accounts Payable and Accrued Liabilities ....................................             2,635,982              3,079,475
                                                                                          ------------           ------------

TOTAL CURRENT LIABILITIES ......................................................             3,810,982              4,159,475

Deferred Income Taxes ..........................................................               907,705              1,027,353
                                                                                          ------------           ------------

TOTAL LIABILITIES ..............................................................             4,718,687              5,186,828
                                                                                          ------------           ------------

STOCKHOLDERS' EQUITY
    Preferred Stock: $01 par value: 10,000,000 shares authorized; none issued ..                    --                     --
    Common Stock; $01 par value; 10,000,000 shares authorized; 2,796,403 shares
      issued ...................................................................                27,964                 27,964
    Class A Common Stock; nonvoting; $01 par value: 2,000,000 shares authorized;
       753,086 shares convertered to Common Stock on February 3, 1999 ..........                 7,531                  7,531
    Class B Common Stock, $01 par value; 700,000 shares authorized; none issued                     --                     --
    Additional Paid-in Capital .................................................            22,228,094             22,228,094
    Retained Earnings ..........................................................             4,984,212              5,302,398
    Cumulative Translation Adjustment ..........................................            (1,252,864)              (720,535)
                                                                                          ------------           ------------

                                                                                            25,994,937             26,845,452
    Less:  Common Stock (201,800 shares) Held In Treasury, at cost .............            (1,271,485)            (1,271,485)
                                                                                          ------------           ------------

Total Stockholders' Equity .....................................................            24,723,452             25,573,967
                                                                                          ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................          $ 29,442,139           $ 30,760,795
                                                                                          ============           ============

See unaudited notes to consolidated financial statements

                   HOLOPAK TECHNOLOGIES, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                            DECEMBER 31,                               DECEMBER 31,
                                                       1998                1997                1998                  1997
                                                   (UNAUDITED)          (UNAUDITED)         (UNAUDITED)          (UNAUDITED)
                                                   -----------          -----------         -----------          -----------
NET REVENUES .............................        $  7,705,814         $  9,878,063        $ 25,013,339         $ 29,383,889

Cost of Sales ............................           6,233,896            7,686,473          20,121,619           23,020,194
                                                  ------------         ------------        ------------         ------------

Gross Profit .............................           1,471,918            2,191,590           4,891,720            6,363,695

Selling, General & Administrative Expenses           1,616,289            2,087,732           5,206,168            6,075,391
                                                  ------------         ------------        ------------         ------------

Operating (Loss) Income ..................            (144,371)             103,858            (314,448)             288,304

Interest Income ..........................              37,277               46,322              99,751              106,458
Interest Expense .........................              20,076               34,011              74,094              118,175
                                                  ------------         ------------        ------------         ------------

(LOSS) INCOME BEFORE INCOME TAXES ........            (127,170)             116,169            (288,791)             276,587

Provision for Income Taxes ...............              70,763               50,534              29,395              120,677
                                                  ------------         ------------        ------------         ------------

NET (LOSS) INCOME ........................        $   (197,933)        $     65,635        $   (318,186)        $    155,910
                                                  ============         ============        ============         ============

BASIC AND DILUTED (LOSS)
EARNINGS PER SHARE (NOTE 6):

NET (LOSS) INCOME ........................        $      (0.06)        $       0.02        $      (0.10)        $       0.05
                                                  ============         ============        ============         ============

Weighted-average number of common shares
  and common share equivalents outstanding           3,347,689            3,347,701           3,347,689            3,347,689

See unaudited notes to consolidated financial statements

                   HOLOPAK TECHNOLOGIES, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               NINE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                           1998                 1997
                                                                       (UNAUDITED)           (UNAUDITED)
                                                                       -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES
NET (LOSS) INCOME ...........................................          $  (318,186)          $   155,910
  Adjustments to reconcile net (loss) income to net cash
     provided by operating activites:
     Depreciation ...........................................            1,615,033             1,948,244
     Amortization ...........................................              150,327               150,300
     (Gain) loss on sale of fixed assets ....................             (120,954)                9,019
     Decreases (Increases) In:
       Accounts receivable ..................................              651,276              (423,923)
       Inventories ..........................................              644,103               149,402
       Prepaid expenses .....................................                 (718)              (83,649)
       Prepaid Income taxes .................................               (7,013)              227,914
       Other current assets .................................               (6,781)               74,619
       Other assets .........................................              (62,040)               35,852
     (Decreases) Increases In:
       Accounts payable and accrued liabilities .............             (391,540)              (39,662)
       Deferred income taxes ................................              (94,054)             (211,838)
                                                                       -----------           -----------

        NET CASH PROVIDED BY OPERATING ACTIVITIES ...........            2,059,453             1,992,188
                                                                       -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of fixed assets ......................              134,081                 5,200
    Capital expenditures ....................................           (1,067,153)             (708,579)
                                                                       -----------           -----------

        NET CASH USED IN INVESTING ACTIVITIES ...............             (933,072)             (703,379)
                                                                       -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of long-term borrowings .......................             (405,000)           (1,314,375)
    Increase in long-term borrowings ........................              500,000                    --
                                                                       -----------           -----------
        NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES               95,000            (1,314,375)
                                                                       -----------           -----------

Effect of exchange rate changes on cash and cash equivalents               (44,778)              (60,394)
                                                                       -----------           -----------

Net increase (decrease) in cash and cash equivalents ........            1,176,603               (85,960)
Cash and Cash Equivalents,  Beginning of Period .............            1,939,764             3,004,356
                                                                       -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ....................          $ 3,116,367           $ 2,918,396
                                                                       ===========           ===========

See unaudited notes to consolidated financial statements

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         The accompanying unaudited consolidated financial statements have been prepared by HoloPak Technologies, Inc. ("HoloPak" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. The Company's financial statements do not include certain information and footnotes required by generally accepted accounting principles and accordingly, should be read in conjunction with the financial statements and the notes thereto included in HoloPak's Annual Report on Form 10-K for the year ended March 31, 1998.

2.       INVENTORIES

         The components of inventories were as follows:

                                    DECEMBER 31, 1998              MARCH 31, 1998
                                    -----------------              --------------
          Finished Goods                   $3,817,381                  $3,859,107
          Work in Process                     612,273                     839,991
          Raw Materials                     2,190,612                   2,714,661
                                           ----------                  ----------
          TOTAL                            $6,620,266                  $7,413,759
                                           ==========                  ==========

3.       NOTE PAYABLE & LONG-TERM DEBT

         Effective October 1, 1998, the Company renegotiated the terms of its credit facility and has available through September 1999 a secured revolving line of credit in the amount of $3.0 million to be used for general corporate purposes. The Company has $3.0 million available under this general facility at February 9, 1999. As of October 1, 1998, the Company converted $500,000 from its previous line of credit to a four year term loan. This loan requires equal quarterly payments of $31,250 beginning January 1, 1999 and maturing on October 1, 2002. In addition, the Company has a five year term loan. This loan requires equal quarterly payments of $135,000, which began on June 17, 1995, with a final maturity of March 17, 2000. Outstanding borrowings on this capital expenditure loan at December 31, 1998 and March 31, 1998 were $675,000 and $1,080,000, respectively. The line of credit facility bears interest at the one month London Interbank Offered Rate ("LIBOR") plus 225 basis points. The 1995 and 1998 term loans bear interest at the three month LIBOR plus 150 basis points and 250 basis points respectively. The interest rate in effect for the line of credit facility was 7.6% at December 31, 1998 and 7.9% at March 31, 1998. The interest rate in effect for the 1995 term loan was 6.7% at December 31, 1998 and 6.9% at March 31, 1998. The interest rate in effect for the 1998 term loan was 7.8% at December 31, 1998.

3.       NOTE PAYABLE & LONG-TERM DEBT (CONT'D)

         At December 31, 1998, the Company was not in compliance with its Fixed Charge Coverage Ratio of 1.1 to 1.0; however, the Company obtained a waiver on this covenant as of December 31, 1998. The Bank has not waived this covenant for future potential non-compliance and therefore, all amounts under this agreement have been classified as current liabilities.

         Annual maturities of long-term debt are as follows:

                           FOR THE PERIOD ENDING
                                DECEMBER 31,                  PAYMENTS
                           ---------------------              --------
                                    1999                     $  665,000
                                    2000                        260,000
                                    2001                        125,000
                                    2002                        125,000
                                                             ----------
                                                             $1,175,000
                                                             ==========

4.       ADOPTION OF SFAS NO. 130

         In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the total change in shareholders' equity during the period other than from transactions with shareholders. For the Company, comprehensive income is comprised of net income and the net change in the accumulated foreign currency translation adjustment account. Total comprehensive
         (loss) income for the nine months ended December 31, 1998 and 1997 was $(850,515) and $(92,132) respectively.

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

6.       EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". This standard revises certain methodology for computing earnings per common share and requires the reporting of two earnings per share figures: basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of shares outstanding plus the dilutive effect of shares issuable through the exercise of stock options. All earnings per share figures presented herein have been computed in accordance with the provisions of SFAS No. 128. For the Company, both basic and diluted earnings per share equal previously reported primary earnings per share. There was no dilutive effect for the nine months ended December 31, 1998 and December 31, 1997.

7.       THE MERGER

         On November 17, 1998, the Company, Foilmark, Inc. ("Foilmark") and Foilmark Acquisition Corporation, a subsidiary of Foilmark ("Foilmark Sub") entered into a definitive agreement (the "Merger Agreement") pursuant to which the parties agreed, subject to stockholder approval and other conditions, to merge (the "Merger") the Company with and into Foilmark Sub, with Foilmark Sub as the survivor of the Merger. If the Merger is completed, HoloPak stockholders will receive 1.11 shares of common stock, par value of $0.01 per share, of Foilmark and $1.42 in cash for each share of common stock, par value $0.01 per share of HoloPak. The Merger is expected to close in the first quarter of 1999, subject to customary conditions and approval of the Merger by stockholders of the Company and approval of the issuance of Foilmark common stock to the HoloPak stockholders pursuant to the Merger by the stockholders of Foilmark.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

On November 17, 1998, the Company, Foilmark, Inc. ("Foilmark") and Foilmark Acquisition Corporation, a subsidiary of Foilmark ("Foilmark Sub") entered into a definitive agreement (the "Merger Agreement") pursuant to which the parties agreed, subject to stockholder approval and other conditions, to merge (the "Merger") the Company with and into Foilmark Sub, with Foilmark Sub as the survivor of the Merger. If the Merger is completed, HoloPak stockholders will receive 1.11 shares of common stock, par value of $0.01 per share, of Foilmark and $1.42 in cash for each share of common stock, par value $0.01 per share of HoloPak. The Merger is expected to close in the first quarter of 1999, subject to customary conditions and approval of the Merger by stockholders of the Company and approval of the issuance of Foilmark common stock to the HoloPak stockholders pursuant to the Merger by the stockholders of Foilmark.

                              RESULTS OF OPERATIONS


THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1997

NET REVENUES:

Net revenues for the three months ended December 31, 1998 were $7.7 million, compared to $9.9 million for the comparable period of December 31, 1997, a decrease of 22.2%. The decrease is primarily attributable to decreased sales from the Company's holographic products. The other factor affecting sales is the reduced average selling prices as a result of competitive pricing pressures and decreases in the cost of raw materials passed onto customers. Revenues from sales of holographic products decreased from $2.9 million to $1.9 million as a result of reduced holographic security and diffraction product sales. Revenues from sales of hot stamping foils decreased from $4.6 million to $3.8 million primarily due to the decrease in the average selling price per unit as discussed above. Revenues for metallized paper increased slightly from $1.9 million in the prior year quarter as compared to $2.0 million in the quarter ending December 31, 1998.

COST OF SALES AND GROSS PROFITS:

Cost of sales decreased by $1.5 million to $6.2 million from $7.7 million in the prior year period. The decrease from the comparable quarter of the prior year was primarily attributable to lower hot stamping foils sales and the decline in the price of polyester film, the primary raw material in the manufacturing of both hot stamping and holographic foil.

Gross profit decreased by $.7 million, from $2.2 million in 1997 to $1.5 million in the 1998 period as a result of the decrease in revenues partially offset by the decrease in Cost of Sales. Fixed costs at the Company's Transfer Print Foils, Inc., subsidiary were absorbed by lower sales thus decreasing the gross profit as a percentage of sales to 19.1% from 22.2% in the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses decreased to $1.6 million from $2.1 million for the comparable period of 1997. The primary reductions occurred in advertising, commissions and insurance expense, partially offset by increased computer related charges and employment fees.

OPERATING (LOSS) INCOME:

Operating loss for the quarter ended December 31, 1998, was $144,000 compared to operating income of $104,000 for the same period last year. The decline was attributable to the decline in sales and gross profits.

INTEREST INCOME (EXPENSE):

Net interest income for the quarter was $17,200 compared to a net interest income of $12,300 for the prior year period. The increase in interest income was due to increased cash balances and lower debt.

INCOME TAXES:

Income taxes were $70,800 for the quarter ended December 31,1998 due to an increase in the valuation reserve against previously established deferred tax assets, compared to income taxes of $50,500 for the prior year period.

NET (LOSS) INCOME AND EARNINGS (LOSS) PER SHARE:

Net loss was $197,900 for the quarter ended December 31, 1998 compared to net income of $65,600 for the prior year period. The loss per share was $0.06 for the quarter ended December 31, 1998 compared to net income of $0.02 for the prior year quarter. Lower operating profits were responsible for the decline.

NINE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1997


NET REVENUES:

Net revenues for the nine months ended December 31, 1998 were $25.0 million, compared to $29.4 million for the comparable period of December 31, 1997, a decrease of 15.0%. The decrease is primarily attributable to decreased sales from the Company's holographic products. Another major factor affecting sales is the reduced average selling price as a result of competitive pricing pressures and decreases in the cost of raw materials passed onto customers. Revenues from sales of holographic products decreased from $7.8 million to $5.5 million as a result of reduced security product and diffraction sales. Revenues from hot stamping foils decreased from $14.2 million to $12.3 million primarily due to the decrease in the average selling price per unit as discussed previously. Revenues for metallized paper increased slightly from $6.4 million in the period ending 1997 to $6.5 million in the comparable period ending December 31, 1998.

COST OF SALES AND GROSS PROFIT:

Cost of sales decreased by $2.9 million to $20.1 million from $23.0 million in the prior year period. The decrease from the prior year nine month period was primarily attributable to lower holography sales as previously discussed and the decline in the price of polyester film, the primary raw material in the manufacturing of both hot stamping and holographic foil.

Gross profit decreased by $1.5 million, from $6.4 million in 1997 to $4.9 million in the 1998 period as a result of the decrease in revenues partially offset by the decrease in cost of sales. Fixed costs at the Company's Transfer Print Foils, Inc. subsidiary were absorbed by lower sales thus decreasing the gross profit as a percentage of sales to 19.6% from 21.7% in the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:

Selling, general and administrative expenses were $5.2 million compared to $6.1 million for the prior year period. The primary reductions occurred in advertising, commissions and insurance expense.

OPERATING (LOSS) INCOME:

Operating loss for the nine month period ended December 31, 1998, was $314,000 compared to operating income of $288,000 for the same period last year. The decline was attributable to the decline in sales and gross profits.

INTEREST INCOME (EXPENSE):

Net interest income for the nine month period was $25,700 compared to an expense of $11,700 for the prior year period. The increase in net interest income was due to lower debt for the nine month period compared to the prior year period.

INCOME TAXES:

The income tax provision was $29,400 for the nine months ended December 31, 1998 due to an increase in the valuation reserve against previously established tax assets, compared to an income tax provision of $120,700 for the prior year period.

NET INCOME (LOSS) AND EARNINGS (LOSS) PER SHARE:

Net loss was $318,200 for the nine months ended December 31, 1998 compared to net income of $155,900 for the prior year period. The 1998 loss per share was $0.10 compared to December 31, 1997 earnings of $0.05. Lower operating profits were responsible for the decline.

                               FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES:

As of December 31, 1998, the Company had cash of $3.1 million and working capital of $11.6 million, compared to cash of $1.9 million and working capital of $11.7 million at March 31, 1998. The major sources of cash for the nine months ending December 31, 1998 were from operating activities which includes a decrease in accounts receivable of $.7 million and a decrease in inventory of $.6 million. The major uses of cash for the nine months ending December 31, 1998 were increased capital expenditures of $1.1 million, the decrease in accounts payable and accrued liabilities of $.4 million and the net loss of $.3 million.

The Company has available a general purpose credit line of $3,000,000 with a remaining availability of $3,000,000 at February 9, 1999.

The Company's financial covenants under the Company's $3,000,000 credit line consist of a Fixed Charge Coverage Ratio of 1.1 to 1.0 for the preceding twelve months calculated at the end of each fiscal quarter and a minimum Tangible Net Worth Covenant of $17,750,000 calculated at the end of each fiscal quarter.

At December 31, 1998, the Company was not in compliance with its Fixed Charge Coverage Ratio of 1.1 to 1.0; however, the Company obtained a waiver on this covenant as of December 31, 1998. The Bank has not waived this covenant for future potential non-compliance and therefore, all amounts under this agreement have been classified as current liabilities.

STOCKHOLDERS' EQUITY:

Stockholder's equity decreased by $.9 million primarily due to a decrease in the cumulative translation adjustment associated with our Canadian subsidiary and the net loss for the period.

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

STATUS
The Company has identified certain Year 2000 IS issues and is in the process of replacing or modifying non-compliant hardware and software. The Company's plants have begun to evaluate their equipment and infrastructure and it is expected that recommendations for corrective measures, if necessary will be formulated by March 31, 1999. Purchasing has proceeded to survey all critical suppliers and a cooperative program with our customers has begun to lessen their concern and ensure a continued relationship. The Company's goal is to be compliant by July 1, 1999.

RISKS
Any oversight to correct a material internal YEAR 2000 problem could result in the interruption or failure of certain normal business activities. These interruptions or failures could adversely affect the Company's financial condition. In addition, if any third parties who provide goods or services that are critical to the Company's business activities fail to appropriately address their YEAR 2000 issues, there could be a material adverse effect on the Company's financial condition and results of operations. Because of the magnitude and uncertainty of the problem, the Company cannot determine at this time whether the consequences of any oversights will have a material impact on the Company. The Company believes that the planned modifications of its internal systems and equipment will allow it to be year 2000 compliant in a timely manner.

CONTINGENCY PLAN
The Company will develop appropriate contingency plans to address internal and external issues specific to YEAR 2000 compliance. These plans will include performing certain processes manually, changing suppliers and increasing inventory levels. The Company expects to complete its contingency plan by September 30, 1999.

COSTS
The Company does not expect the costs associated with its YEAR 2000 efforts to be substantial. The Company has incurred approximately $205,000 of expenses through January 31, 1999 associated with its Year 2000 issues and the Company estimates that the total amount will not exceed $400,000, such costs to be expensed throughout 1999. Such total amount includes expenditures under capital leases for certain hardware and software costs. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become YEAR 2000 ready or costs to implement any contingency plan.





ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


                  Not applicable.

                                     PART II
                                OTHER INFORMATION

Item 1.           Legal Proceedings                                             None

Item 2.           Change in Securities and Use of Proceeds                      None

Item 3.           Defaults upon Senior Securities                               None

Item 4.           Submission of Matters to Vote of Security Holders             None

Item 5.           Other Information                                             None

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           Exhibit 11 Computation of (Loss) Earnings Per Share of Common Stock

                  (b)      Report on Form 8-K

                           On November 25, 1998, the Company filed a report on Form 8-K, dated November 17, 1998, stating that the Company entered into an Agreement and Plan of Merger with Foilmark, Inc. and Foilmark Acquisition Corporation, dated November 17, 1998.

                                   SIGNATURES




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.



HOLOPAK TECHNOLOGIES, INC..



/s/      JAMES L. ROONEY                      Dated:   February 10, 1999
         ----------------------------                  -----------------
         James L. Rooney
         President and
         Chief Executive Officer


/s/      ARTHUR KARMEL                        Dated:   February 10, 1999
         ----------------------------                  -----------------
         Arthur Karmel
         Chief Financial Officer