Form 10-K/A
period 1998-03-31
HOLOPAK TECHNOLOGIES INC
filed 1999-03-02
CIK 877928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 For the fiscal year ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from ____________ to
    _______________



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

                               Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S - K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this From 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 19, 1998 was $8,214,338. The number of shares of all classes of the registrant's common stock at May 31, 1998:

         Common Stock                                 2,796,403
         Class A Common Stock                           756,086

Documents incorporated by reference: Portions of the Registrant's definitive proxy statement for the year ended March 31, 1998 are incorporated by reference into Part III hereof.

                                     PART I


Item 1.  BUSINESS


Introduction

     HoloPak Technologies, Inc., ("HoloPak" or the "Company") through its principal operating subsidiaries, Transfer Print Foils, Inc. ("TPF" or the "Predecessor"), and Alubec Industries Inc. ("Alubec"), manufactures and distributes hot stamp foils in the United States, and manufactures laminated foil and direct metallized paper in Canada. Hot stamp foil is primarily used to decorate or label a wide variety of products such as greeting cards, paperback book covers, cosmetics, other paper and plastic packaging, appliances and sporting goods. Laminated foil paper is used in a variety of consumer packaging applications. The Company services over 1,300 customers, including Hallmark Cards, Upper Deck, and Data Card. The Company also produces holographic foil, which is a specialized type of hot stamp foil that is embossed with a three-dimensional image called a hologram. The Company has been involved in the development of holographic foil since 1984, shortly after the first commercial uses of holograms began.

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

     Holographic Foils

     The Company is a producer of holographic foil in the United States. Holographic foil is a specialized type of hot stamp foil embossed with a holographic image or pattern. Holographic foils are used to provide decoration on packaging and graphics products, and more importantly, on products that require anti-counterfeiting protection. The Company has developed production methods that permit the mass replication of high quality holographic images on foil in a secure environment.

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

     The Company operates on a purchase order basis and has no long term sales contracts with customers. Because the Company is required to provide prompt turnaround time from order to delivery, backlog comparisons are not indicative of sales trends at any given time. Net sales to two major customers amounted to $4,201,000 (11.1%) and $3,853,000 (10.2%) for the fiscal year ended March 31,
1998, and to one major customer, Hallmark Cards, amounted to $5,986,000 (14.6%) and $5,419,000 (12.3%) for the fiscal years ended March 31, 1997 and 1996, respectively.

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

     In foil laminates, the Company competes with several other producers. Management believes that the Company has an advantage over such competitors because it produces both the overlying foil and the laminated sheets. This integration allows the Company to ensure both the quality of the foils used and the quality of the final foil laminate.

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

     James L. Rooney -- Mr. Rooney became Chief Executive Officer of the Company on September 1, 1997. Mr. Rooney brings 38 years of experience in the paper and film coating and converting industry. He was most recently a consultant to Rexam Inc., Coated Products Group until August 1997. From 1994 to 1996, Mr. Rooney served as Senior Vice President at Rexam Inc., Coated Products Group. In 1993, he was President of Release International, a Rexam Inc. company and from 1984 - 1993 he was President of H.P. Smith Inc., a division of Specialty Coatings International, formerly James River Corp.

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

                                                        High           Low
                                                        ----           ---
     Quarter Ended June 30, 1996 ..................    $4.63          $3.87
     Quarter Ended September 30, 1996 .............    $4.50          $3.37
     Quarter Ended December 31, 1996 ..............    $3.87          $2.87
     Quarter Ended March 31, 1997 .................    $3.75          $2.25

     Quarter Ended June 30, 1997 ..................    $3.13          $2.38
     Quarter Ended September 30, 1997 .............    $4.19          $2.75
     Quarter Ended December 31, 1997 ..............    $4.13          $2.63
     Quarter Ended March 31, 1998 .................    $3.25          $2.69


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


                                                 Year Ended March 31,
                                               1998      1997      1996
                                               -----     -----     -----
Net Revenues                                   100.0%    100.0%    100.0%
Cost Of Sales                                   79.8%     81.0%     80.1%
                                               -----     -----     -----
Gross Profit                                    20.2%     19.0%     19.9%

Selling, General and Administrative Expenses    20.8%     19.3%     17.7%
Restructuring Charge                              --       0.3%       --
                                               -----     -----     -----
Operating (Loss)  Income                        (0.6%)    (0.6%)     2.2%

Interest Income                                  0.4%      0.4%      0.3%
Interest Expense                                 0.4%      0.7%      1.0%
                                               -----     -----     -----

(Loss) Income from Continuing Operations        (0.6%)    (0.9%)     1.5%
      Before Income Taxes
Income Taxes                                     0.1%     (0.4%)     0.3%
                                               -----     -----     -----
(Loss) Income From Continuing Operations        (0.7%)    (0.5%)     1.2%
                                               =====     =====     =====

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

     The decline in Alubec (primarily laminated foil papers) net revenue of $1.5 million is due to the continued market shift for laminated papers and weaker demand for laminated board in the trading card markets.

     The increase in holographic sales continue to reflect increases due to very strong sales of specialty security products. New applications, development of specialty products and equipment purchases continue to strengthen this area.

     Net revenue in the fourth quarter fiscal 1998 compared to the previous quarter in fiscal 1997 reflected a decrease in revenues of $.2 million caused by pricing pressures and lower volumes in graphic foils adversely impacted the fourth quarter of fiscal 1998. Offsetting these decreases where increases in holographic sales of $.3 million and $.3 million in laminated paper products manufactured at Alubec. Revenue reductions attributable to pricing had an adverse affect on profitability for the fourth quarter.

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

     The sales decline at Alubec (primarily laminated foil papers) was concentrated in the fourth quarter revenues from this operation of $1.5 million were 50% below the levels achieved in the fourth quarter of fiscal 1996. The decline in metallized and laminated papers resulted from a continuing shift away from laminated papers to direct metallized paper and no business for metallized paper for trading cards in the fourth quarter. The Company did not lose this business to a competitor; rather, designs in trading cards changed and demand did not exist. The Company was able to increase its sales of direct metallized papers, but the increase was not sufficient to offset the shortfall.

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

     Income Taxes in fiscal 1997 were a benefit of $165,000, compared to income tax cost of $145,000 in the prior year. The benefit arises primarily from losses sustained in the Company's US operations that can be carried back to offset prior years' tax liabilities. The Canadian operations were profitable, and the Company paid taxes on these profits at the statutory rate.

     Loss from Discontinued Operations reflects the cost of settling a lawsuit brought against the Company by Bollore Technologies concerning a supply contract to the Company's discontinued European operations. This operation has now been completely closed.

Liquidity and Capital Resources

     As of March 31, 1998, the Company had working capital of $11.7 million, compared to working capital of $11.6 million at March 31, 1997. The increase is primarily attributable to a reduction in the current portion of long-term debt by $0.7 million and accounts payable and accruals of $.8 million, offset by a decrease in cash of $1.1 million.

     During fiscal 1998, the Company generated $1.6 million in cash from operating activities compared to $4.7 million in the prior year. The prior year's operating activities generated high volumes of cash as a result of the collection of income tax refunds ($.9 million) and accounts receivable reductions ($1.0 million), which were not repeated in the current year. In addition, the Company's accounts payable decreased in the amount of $748,000 for fiscal year 1998 as compared to fiscal year 1997.

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

     The Company has up to $3 million available to it through a revolving credit line to be used for working capital and other general requirements. The facility is secured by the Company's assets and bear interest at a rate of LIBOR (London Interbank Offered Rate) plus 150 basis points. At March 31, 1998, this rate was 6.9%. As of June 19, 1998 there was $.5 million outstanding on the facility, used to finance a major equipment purchase.

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

     The Company's financial covenants under the Company's $3,000,000 credit line consist of a Fixed Charge Coverage Ratio of 1.1 to 1.0 for the preceding twelve months calculated at the end of each fiscal quarter and a minimum Tangible Net Worth Covenant of $19,450,000 calculated at the end of each fiscal quarter. At March 31, 1998, the Company was not in compliance with its Fixed Charge Coverage Ratio of 1.1 to 1.0; however, the Company obtained a waiver on this covenant as of March 31, 1998. The bank has not waived this covenant for future potential noncompliance and, therefore, all amounts under this agreement have been classified as current liabilities.

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

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                                                                                             Page
                                                                                             ----
     (a)  Financial Statements, Financial Statement Schedules and Exhibits

          (1)  Financial Statements Page Independent Auditors' Report                         F-1

               Consolidated Balance Sheets -- March 31, 1998 and 1997                         F-2

               Consolidated Statements of Operations -- Years Ended
               March 31, 1998, 1997, F-3 and 1996.                                            F-3

               Consolidated Statements of Stockholders' Equity -- Years Ended                 F-4
               March 31, 1998,  1997, and 1996.

               Consolidated Statements of Cash Flows -- Years Ended
               March 31, 1998, F-5 1997, and 1996.                                            F-5

               Notes to Consolidated Financial Statements                                     F-6

          (2)  Financial Statement Schedule

               Independent Auditors' Report                                                   S-1

               Schedule II -- Valuation and Qualifying Accounts for the three years ended     S-2
               March  31, 1998

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

Exhibit No.    Item
-----------    ----
    3.1        Restated Certificate of Incorporation.  (Exhibit 3.1)(1)
    3.2        Bylaws.  (Exhibit 3.2)(1)
   10.1        Stock Purchase and Contribution Agreement, dated as of January 4, 1990, among the
               Company, TPF and the Stockholders of TPF.  (Exhibit 10.1)(1)
   10.2        Environmental Indemnification Agreement, dated as of January 4, 1990, among the
               Company, TPF and the Warranting Sellers.  (Exhibit 10.2)(1)
   10.3        Escrow Agreement, dated as of January 4, 1990, among the
               Company, Midlantic National Bank ("Midlantic"), the
               Warranting Sellers and Harry Parker, not in his
               individual capacity, but solely as Sellers'
               Representative. (Exhibit 10.3)(1)
   10.4        Employment Agreement, dated as of January 4, 1990, among
               the Company, TPF and Harry Parker, and Amendment to
               Employment Agreement dated as of July 31, 1991.
               (Exhibit 10.4)(1)
   10.5        Form of  Employment  Agreement,  dated as of  January 4,
               1990,  among  the  Company,  TPF and  certain  executive
               officers  and key  employees  of the  Company.  (Exhibit
               10.5)(1)

Exhibit No.    Item
-----------    ----
               Amended and Restated Consulting Agreement, dated October 1, 1991, among the
               Company, TPF and Bradford Associates.  (Exhibit 10.1)(3)
   10.6
   10.7        Registration Rights Agreement, dated as of January 4,
               1990, among the Company, Stockholders of the Company and
               certain executive officers and key employees of the
               Company. (Exhibit 10.7)(1)
   10.8        Stock Option Agreement, dated as of January 4, 1990, among the Company, Wayne
               Parker, Charles Yetka and March Woontner.  (Exhibit 10.8)(1)
   10.9        Stock Option Agreement, dated as of January 4, 1990, among the Company, Wayne
               Parker, Charles Yetka and Marc Woontner.  (Exhibit 10.9)(1)
  10.10        Stock Option Agreement, dated as of July 31, 1991, between the Company and Harry
               Parker.  (Exhibit 10.10)(1)
  10.11        Stock Option Agreement, dated as of July 31, 1991, between the Company and Robert
               E. Coghan.  (Exhibit 10.11)(1)
  10.12        Loan Agreement, dated March 17, 1993, between the Company and First Fidelity Bank N.A., relating to a $4.0 million revolving credit facility and a $4.85 million
               term acquisition loan. (Exhibit 10.12)(2)
  10.13        Lease Agreement, dated December 11, 1989, between Carol Parker and TPF, relating to premises at 9 Cotters Lane,
               East Brunswick, New Jersey. (Exhibit 10.13)(1)
  10.14        Lease  Agreement,  dated May 22, 1985,  between Highveiw Industrial  Park and TPF,  relating  to  premises  at 15
               Cotters  Lane,  East  Brunswick,  New  Jersey  and First
               Extension  to  Lease,  dated  July  1,  1990.   (Exhibit 10.14)(1)
  10.15        Lease Agreement, dated May 1,1 991, between Highveiw Associates and TPF, relating to premises at 21 Cotters
               Lane, East Brunswick, New Jersey. (Exhibit 10.15)(1)
  10.16        Lease Agreement, dated August 15, 1989, between Highveiw Tices Associated and TPF, relating to premises at 124 Tices Lane, East Brunswick, New Jersey.  (Exhibit
               10.16)(1)
  10.17        Loft Lease, dated September 29, 1988, between Chicago Title and Trust Company, as
               Trustee, and TPF, relating to premises located in Chicago, Illinois.  (Exhibit
               10.17)(1)
  10.18        Lease Agreement, dated October 1, 1987, between Mill Road Office Building and TPF relating to premises in
               Evansville, Indiana. (Exhibit 10.18)(1)
  10.19        Lease Agreement, dated February 1, 1990, between Olen Properties Corporation and TPF, relating to premises located in Irvine, California. (Exhibit 10.19)(1)
  10.20        Lease Agreement, between the Company and JWP Credit Corp., relating to a thermal oxidizer.  (Exhibit 10.20)(1)
  10.21        Form of Indemnification Agreement, dated July 23, 1991, between the Company and directors and certain executive officers of the Company. (Exhibit 10.21)(1)
  10.22        Amalgamation Agreement, dated November 17, 1992, as amended among Alubec, HoloPak and Purchaser.  (Exhibit 2.1)(2)
  10.23        Acquisition Agreement, dated November 12, 1992, as amended, among Alubec, HoloPak and Purchaser.  (Exhibit 2.2)(2)
  10.24        Escrow Agreement, dated November 12, 1992, as amended, among HoloPak, Alubec, certain shareholders of Alubec and First Fidelity Bank N.A., New Jersey, as escrow
               agent. (Exhibit 10.23)(2)
  10.25        Indemnity Agreement, dated November 12, 1992, between HoloPak and Leslie M.
               Sandler.  (Exhibit 10.24)(2)
  10.26        Warrant Agreement, between HoloPak and First Fidelity Bank N.A., New Jersey, as warrant agent dated March 17,
               1993. (Exhibit 4.1)(2)
  10.27        Form of Warrant Certificate.  (Exhibit 4.2)(2)
  10.28        Employment Agreement, dated as of December 13, 1995, among the Company, TPF and J.
               T. Webb. (4)
  10.29        Note and Pledge Agreement between the Company and Robert E. Coghan, dated June 26,
               1996. (5)

Exhibit No.    Item
-----------    ----
               Note and Pledge Agreement between the Company and David W. Jaffin, dated September
  10.30        5, 1996 (6)
  10.31        Third Amendment and Supplement to Loan Agreement between the company and
               First Union National Bank, relating to a $2.0 million Capital Expenditures
               Facility dated November 1, 1996. (7)
  10.32        Change of Control Agreement between the Company and David W. Jaffin, dated
               November 13, 1996 (7)
  10.33        Change of Control Agreement between the Company and Robert E. Coghan, dated
               November 13, 1996. (7)
  10.34        Change of Control Agreement between the Company and J.T. Webb, dated November 13,
               1996. (7)
  10.35        Employment Agreement with James L. Rooney dated August 16, 1997 (8)
  10.36        Revised Employment Agreement with Robert Coghan dated August 27, 1997 (8)
    21*        Subsidiaries of the Company.


*    Previously filed


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

     (4) Filed as an Exhibit to HoloPak's Annual Report on Form 10-K for the year ended March 31, 1996.

     (5) Filed as an Exhibit to HoloPak's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

     (6) Filed as an Exhibit to HoloPak's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

     (7) Filed as an Exhibit to HoloPak's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

     (8) Files as an Exhibit to HoloPak's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

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


                                                 HOLOPAK TECHNOLOGIES, INC.

Dated:   March 2, 1999

                                                  By: /s/ James L. Rooney
                                                     ----------------------
                                                         James L. Rooney
                                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacity and on the dates indicated.


Signature                    Title                               Date
---------                    -----                               ----

/s/ James L. Rooney          Chief Executive Officer & Director  March 2, 1999
------------------------     (Principal executive officer)
James L. Rooney

/s/ Arthur Karmel            Chief Financial Officer             March 2, 1999
------------------------
Arthur Karmel

          *                  Chairman of the Board of Directors  March 2, 1999
------------------------
Robert J. Simon

          *                  Director                            March 2, 1999
------------------------
Michael S. Mathews

/s/ Harvey S. Share          Director                            March 2, 1999
------------------------
Harvey S. Share

          *                  Director                            March 2, 1999
------------------------
Brian Kelly

* By /s/ James L. Rooney     Attorney in Fact                    March 2, 1999
     -------------------
     James L. Rooney

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



Deloitte & Touche LLP
Parsippany, New Jersey
June 26, 1998

                   HoloPak Technologies, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                              March 31,       March 31,
                                                                                               1998             1997
                                                                                            ------------    ------------
                                     Assets
Current Assets:
    Cash and Cash Equivalents ............................................................   $  1,939,764    $  3,004,356
    Accounts Receivable, less allowance
       for doubtful accounts of $217,604 in 1998 and $174,838 in 1997 ....................      5,740,100       5,548,899
    Inventories (Notes 3 & 4) ............................................................      7,413,759       7,665,210
    Prepaid Expenses .....................................................................        477,020         348,538
    Prepaid Income Taxes .................................................................        104,876         329,713
    Deferred Income Taxes (Notes 3 & 8) ..................................................        129,834         124,944
    Other Current Assets (Note 14) .......................................................         40,120         140,193
                                                                                             ------------    ------------
Total Current Assets .....................................................................     15,845,473      17,161,853

Property and Equipment, Net (Notes 3 & 5) ................................................      8,169,074       9,827,042

Excess of Cost over Fair Value of Net Assets Acquired, less
    accumulated amortization of $1,761,669 in 1998 and $1,561,260 in 1997 (Notes 2 & 3) ..      6,599,146       6,799,555
Other Assets .............................................................................        147,102         177,155
                                                                                             ------------    ------------
Total  Assets ............................................................................   $ 30,760,795    $ 33,965,605
                                                                                             ============    ============
                      Liabilities and Stockholders' Equity

Current Liabilities:
   Current Maturities of Long-Term Debt (Note 7) .........................................   $  1,080,000    $  1,752,500
   Accounts Payable and Accrued Liabilities (Note 6) .....................................      3,079,475       3,849,267
                                                                                             ------------    ------------
Total Current Liabilities ................................................................      4,159,475       5,601,767

Long-Term Debt  (Note 7) .................................................................           --         1,080,000
Deferred Income Taxes (Notes 3 & 8) ......................................................      1,027,353       1,272,247
                                                                                             ------------    ------------
Total Liabilities ........................................................................      5,186,828       7,954,014
                                                                                             ------------    ------------
Stockholders' Equity
    Preferred Stock: $.01 par value: 10,000,000 shares authorized; none issued ...........           --              --
    Common Stock; $.01 par value; 10,000,000 shares authorized;  2,796,403 shares issued .         27,964          27,964
    Class A Common Stock; nonvoting; $.01 par value: 2,000,000 shares authorized;
       753,086 shares convertible to Common Stock at any time at the stockholder's option.          7,531           7,531
    Class B Common Stock, $.01 par value; 700,000 shares authorized; none issued .........           --              --
    Additional Paid-in Capital ...........................................................     22,228,094      22,228,094
    Retained Earnings ....................................................................      5,302,398       5,566,451
    Cumulative Translation Adjustment ....................................................       (720,535)       (546,964)
                                                                                             ------------    ------------
                                                                                               26,845,452      27,283,076
    Less:  Common Stock (201,800 shares) Held In Treasury, at cost .......................     (1,271,485)     (1,271,485)
                                                                                             ------------    ------------
Total Stockholders' Equity ...............................................................     25,573,967      26,011,591
                                                                                             ------------    ------------
Total Liabilities and Stockholders' Equity ...............................................   $ 30,760,795    $ 33,965,605
                                                                                             ============    ============


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
                                                                           ============    ============    ============

See notes to consolidated financial statements

                   HoloPak Technologies, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity


                                                                          Class A             Class B
                                                  Common Stock        Common Stock       Common Stock
                                               Shares        $      Shares        $     Shares      $
=======================================================================================================
Balances, April 1, 1995.....................   2,796,403   $27,964    753,086    $7,531    0       $0

Purchase of 172,300 Common Shares (Note 21).

Sale of 2,000 Common Shares (Note 21).......

Cumulative Translation Adjustment...........

Net Income..................................
                                             ----------------------------------------------------------
Balances, March 31, 1996....................   2,796,403    27,964    753,086     7,531    0        0

Cumulative Translation Adjustment...........

Net Loss....................................

                                             ----------------------------------------------------------
Balances, March 31, 1997....................   2,796,403    27,964    753,086     7,531    0        0

Cumulative Translation Adjustment...........

Net Loss....................................

                                             ----------------------------------------------------------
Balances, March 31, 1998....................   2,796,403   $27,964    753,086    $7,531    0       $0
                                             ==========================================================
                                                 Additional                 Cumulative
                                                   Paid-        Retained    Translation     Treasury
                                                 In Capital     Earnings    Adjustment       Stock
======================================================================================================
Balances, April 1, 1995.....................    $22,228,094     $5,605,768    $(592,851)    $(274,625)

Purchase of 172,300 Common Shares (Note 21).                                               (1,006,860)

Sale of 2,000 Common Shares (Note 21).......                                                   10,000

Cumulative Translation Adjustment...........                                    180,395

Net Income..................................                       320,893
                                             ---------------------------------------------------------
Balances, March 31, 1996....................     22,228,094      5,926,661     (412,456)   (1,271,485)

Cumulative Translation Adjustment...........                                   (134,508)

Net Loss....................................                      (360,210)

                                             ----------------------------------------------------------
Balances, March 31, 1997....................     22,228,094      5,566,451     (546,964)   (1,271,485)

Cumulative Translation Adjustment...........                                   (173,571)

Net Loss....................................                      (264,053)

Balances, March 31, 1998....................    $22,228,094     $5,302,398    $(720,535)  $(1,271,485)
                                             ==========================================================

See notes to consolidated financial statements.

                   HoloPak Technologies, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows



                                                                                                          Year Ended March 31,

                                                                                                 1998          1997          1996
                                                                                             -----------  ------------  -----------
Cash Flows From Operating Activities
Net (Loss) Income .......................................................................   $ (264,053)   $ (360,210)   $   320,893
  Adjustments to reconcile net (loss) income to net cash provided by operating activites:
     Discontinued Operations (Note 17) ..................................................          --         160,000       191,279
     Depreciation .......................................................................     2,444,056     2,538,103     2,371,968
     Amortization .......................................................................       200,409       199,330       234,930
     Loss (gain) on equipment ...........................................................        17,539          --         (20,512)
     Decreases (Increases) In:
       Accounts receivable ..............................................................      (233,964)    1,000,773       406,662
       Inventories ......................................................................       211,974       453,919      (821,382)
       Prepaid expenses .................................................................      (131,561)       60,892        81,021
       Prepaid Income taxes .............................................................       219,235       870,455      (218,731)
       Other current assets .............................................................       100,073      (104,909)       23,618
       Other assets .....................................................................        13,915       (26,881)      115,157
     (Decreases) Increases In:
       Accounts payable and accrued liabilities .........................................      (748,470)      223,004      (170,379)
       Deferred income taxes ............................................................      (242,000)     (278,171)      569,832
                                                                                             -----------   -----------   -----------
        Net cash provided by operating activities .......................................     1,587,153     4,736,305     3,084,356
                                                                                             -----------   -----------   -----------
Cash Flows From Investing Activities
    Capital expenditures ................................................................      (893,039)   (1,777,719)   (1,340,261)
    Proceeds from sale of equipment .....................................................         5,200          --          27,506
    Proceeds from government grant (Note 20) ............................................          --            --         220,006
    (Advances to) proceeds from discontinued operations .................................          --        (160,000)      591,035
    Purchase price adjustment resulting from income tax refunds (Note 8) ................          --            --       1,924,424
                                                                                             -----------   -----------   -----------
        Net cash (used in) provided by investing activities .............................      (887,839)   (1,937,719)    1,422,710
                                                                                             -----------   -----------   -----------
Cash Flows From Financing Activities
    Repayment of long-term borrowings ...................................................    (1,752,500)   (1,752,500)   (1,752,500)
    Net decrease in short-term borrowings ...............................................          --            --      (2,029,120)
    Purchase of treasury stock (Note 21) ................................................          --            --      (1,006,860)
    Proceeds from sale of treasury stock (Note 21) ......................................          --            --          10,000
                                                                                             -----------   -----------   -----------
        Net cash used in financing activities ...........................................    (1,752,500)   (1,752,500)   (4,778,480)
                                                                                             -----------   -----------   -----------
Effect of exchange rate changes on cash and cash equivalents ............................       (11,406)      (41,339)      (29,313)
                                                                                             -----------   -----------   -----------
Net (decrease) increase in cash and cash equivalents ....................................    (1,064,592)    1,004,747      (300,727)
Cash and Cash Equivalents,  Beginning of Period .........................................     3,004,356     1,999,609     2,300,336
                                                                                             -----------   -----------   -----------
Cash and Cash Equivalents, End of Period ................................................    $1,939,764   $ 3,004,356   $ 1,999,609
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

4.   Inventories

     Inventories consist of the following:

                                                                   March 31,

                                                             1998            1997
                                                          ----------      ----------
     Finished Goods                                       $3,859,107      $4,248,769
     Work in Process                                         839,991         768,927
     Raw Materials                                         2,714,661       2,647,514
                                                          ----------      ----------
     Total                                                $7,413,759      $7,665,210
                                                          ==========      ==========


5.   Property and Equipment

     Property and equipment consists of the following:

                                                                   March 31,

                                                             1998            1997
                                                          ----------      ----------
     Land                                                   $150,936        $154,728
     Building                                                708,830         727,172
     Machinery and Equipment                              19,031,574      17,873,712
     Computer Equipment                                      101,933          87,521
     Leasehold Improvements                                2,049,937       2,045,089
     Automobiles and Trucks                                  150,284         237,181
     Furniture and Fixtures                                   80,087          77,073
     Construction in Progress
     (including deposits for purchase of machinery)          278,320         745,423
                                                          ----------         -------
                                                          22,551,901      21,947,899
     Less Accumulated Depreciation and Amortization       14,382,827      12,120,857
                                                          ----------      ----------
     Property and Equipment, Net                          $8,169,074      $9,827,042
                                                          ==========      ==========

6.   Accounts Payable and Accrued Liabilities

     Accounts payable and accrued liabilities consist of the following:

                                                                   March 31,

                                                             1998            1997
                                                          ----------      ----------
     Accounts Payable                                     $1,443,236      $1,748,555
     Accrued Payroll and Vacation                            461,536         239,898
     Rebates and Allowances                                  184,285         253,457
     Other Accrued Liabilities                               990,418       1,607,357
                                                          ----------      ----------
Total                                                     $3,079,475      $3,849,267
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

8.   Income Taxes

     The domestic and foreign components of (loss) income from continuing operations before income taxes are as follows:

                                      Years Ended March 31,
                               1998             1997            1996
                            -----------      -----------      -----------
             Domestic       $  (349,000)     $  (917,000)     $  (640,000)
             Foreign            137,000          552,000        1,297,000
                            -----------      -----------      -----------
             Total          $  (212,000)     $  (365,000)     $   657,000
                            ===========      ===========      ===========

     The components of the provision (benefit) for taxes on (loss) income from continuing operations are as follows:

                                      Years Ended March 31,
                               1998             1997            1996
                            -----------      -----------      -----------
     Current

             Federal        $   115,000      $   (62,000)     $  (819,000)
             State               43,000          (16,000)         (64,000)
             Foreign            136,000          238,000          445,000
                            -----------      -----------      -----------
                                294,000          160,000         (438,000)
                            -----------      -----------      -----------
     Deferred

             Federal           (116,000)        (242,000)         585,000
             State              (35,000)         (23,000)          32,000
             Foreign            (91,000)         (60,000)         (34,000)
                            -----------      -----------      -----------
                               (242,000)        (325,000)         583,000
                            -----------      -----------      -----------
             Total          $    52,000      $  (165,000)     $   145,000
                            ===========      ===========      ===========


     The income tax provision (benefit) differs from amounts computed by applying the Federal income tax at the statutory rates to income taxes. The reason for these differences are as follows:

                                                          Years Ended March 31,
                                                      1998         1997        1996
                                                   ---------    ---------    ---------
     Federal Domestic Income Taxes Computed
       at Statutory Rates                          $(119,000)   $(312,000)   $(217,000)
     State Income Taxes, Net of Federal Benefit         --        (29,000)     (38,000)
     Foreign Income Taxes                             45,000      178,000      411,000
     Purchase Accounting Adjustments                  91,000       68,000       78,000
     Tax on Foreign Deemed Dividend                   48,000         --           --
     Tax Benefit of Foreign Sales Corporation        (19,000)     (40,000)     (55,000)
     Other Items                                       6,000      (30,000)     (34,000)
                                                   ---------    ---------    ---------
     Total Provision (Benefit)  for Income Taxes   $  52,000    $(165,000)   $ 145,000
                                                   =========    =========    =========

     Deferred income taxes as recorded in the accompanying consolidated balance sheets were comprised of the following:


                                                                       March 31,
                                                                  1998            1997
                                                               -----------    -----------
Net Current Deferred Tax Assets:
                 State Net Operating Loss Carry Forwards       $    35,000    $    77,000
                 Doubtful Accounts                                  66,000         15,000
                 Other                                              29,000         19,000
                 Rent                                                 --           14,000
                                                               -----------    -----------
                 Total                                         $   130,000    $   125,000
                                                               ===========    ===========
Net Long-Term Deferred Tax Liabilities:
                 Property and Equipment                        $ 1,037,000    $ 1,351,000
                 State Net Operating Loss  Carry Forwards         (117,000)      (138,000)
                 Other                                             107,000         59,000
                                                               -----------    -----------
                 Total                                         $ 1,027,000    $ 1,272,000
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

     Minimum annual rental commitments under noncancelable operating leases, in total and to affiliates, are as follows:

                March 31,          Total      Affiliates
                --------        ---------     ----------
                   1999         $1,079,000      $426,000
                   2000          1,012,000       426,000
                   2001            806,000       426,000
                   2002            309,000       297,000
                   2003            285,000       285,000
                Thereafter         570,000       570,000
                                ----------    ----------
                  Total         $4,061,000    $2,430,000
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

          Under an Environmental Indemnification Agreement between the Company and certain stockholders of the Predecessor, the Company is indemnified for certain environmental liabilities for claims made relating to conditions existing prior to January 4, 1993. The maximum indemnity under such Agreement is $950,000 plus the greater of the value of the shares of Common Stock owned by the former CEO, as determined when a claim or claims are paid, or $4 million. As of March 31, 1998, the Company has been reimbursed under the Agreement for claims totaling approximately $1,061,000 including insurance claim recoveries.

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

     The following table summarizes stock option activity not covered under the Plan defined below:

                                                                             Weighted-
                                                                             Average
                                                                  Number     Exercise
                                                                of Shares     Price
                                                                ---------     -----
     Outstanding at April 1, 1995                                513,942      $8.64
                                      Canceled or expired        150,906       3.55
                                                                 -------
     Outstanding at March 31, 1996                               363,036      10.76
                                                                 -------
     Outstanding at March 31, 1997                               363,036      10.76
                                                                 -------
     Outstanding at March 31, 1998                               363,036      10.76
                                                                 =======
     Options exercisable at March 31, 1998, 1997 and 1996         10,000      13.58

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

     The following table summarizes stock option activity under the Plan:

                                                                            Weighted-
                                                                            Average
                                                                  Number    Exercise
                                                                of Shares    Price
                                                                ---------    -----
     Outstanding at April 1, 1995                                 70,000     $9.83
                                            Granted               14,000      6.00
                                            Canceled              10,000     10.00
                                                                 -------
     Outstanding at March 31, 1996                                74,000      9.08
                                            Granted               66,341      3.49
                                            Canceled               8,800      6.75
                                                                 -------
     Outstanding at March 31, 1997                               131,541      6.41
                                                                 115,000      3.25
     Granted
                                            Canceled              16,000      7.09
                                                                 -------
     Outstanding at March 31, 1998                               230,541      4.79
                                                                 =======
     Options exercisable at March 31, 1996                        74,000      9.08
     Options exercisable at March 31, 1997                       131,541      6.41
     Options exercisable at March 31, 1998                       163,875      5.42


     For options outstanding and exercisable at March 31, 1998, the exercise price ranges and average remaining lives were:


                                     Options Outstanding                       Options Exercisable
                         Number          Weighted -         Weighted -       Number            Weighted -
      Range of        Outstanding          Average           Average       Exercisable          Average
      Exercise             at             Remaining          Exercise          at              Exercise
       Prices        March 31, 1998         Life              Price      March 31, 1998          Price
       ------        --------------         ----              -----      --------------          -----

     $3.25 - $9.63       341,447              11               $3.63         123,875              $3.94
     $9.64 - $16.00      252,130              13              $14.95          50,000             $10.72
                         -------                                              ------
                         593,577                                             173,875
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

     The weighted-average Black-Scholes value per option granted in 1998, 1997 and 1996 was $0.97, $1.11 and $1.81, respectively. The following weighted-average assumptions were used in the Black-Scholes option pricing model for options granted in 1998, 1997 and 1996:

                                                1998     1997      1996
                                                ----     ----      ----
     Dividend yield                             0.0%      0.0%       0.0%
     Volatility                                 49.0%    52.0%      48.0%
     Risk-free interest rate                    6.1%      6.5%       6.2%
     Expected term of options ( in years)       10.0     10.0       10.0

14.  Related Party Transactions

     Included in other current assets are amounts due from a former CEO and stockholder at March 31, 1998 and 1997. The amounts due represent escrowed funds in the amount of approximately $18,000 and $21,000, respectively, which are due from certain stockholders pursuant to which such stockholders will fund certain environmental cleanup costs. (See Note 9)

     The Company entered into an agreement with Bradford Associates ("Bradford"), an affiliate of the two largest stockholders of the Company, under which Bradford will provide various financial consulting services until January 2000, when the agreement will be automatically renewed unless terminated by either party. The Company expects to use the services of Bradford in the future for any major transactions, such as loans and acquisitions. The Company is obligated to pay Bradford a monthly fee of $16,667 under the agreement, plus reasonable out-of-pocket expenses. Consulting expenses under this agreement were $200,000 for each of the years ended March 31, 1998, 1997 and 1996.

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

                                                    United States       Canada        Eliminations     Consolidated
                                                    -------------       ------        ------------     ------------
                                                                          (amounts in 000's)
     March 31, 1998

     Revenue                                          $29,756           $8,199            $ --          $37,955
     Inter-area transfers                                  38               85            (123)             --
     (Loss) Income from continuing                      (349)              137              --            (212)
     operations             before taxes
     (Loss) Income  from continuing operations          (356)               92              --            (264)
     Identifiable assets                               22,509            8,252              --           30,761

     March 31, 1997

     Revenue                                          $31,340           $9,620            $ --          $40,960
     Inter-area transfers                                 --               126            (126)             --
     (Loss) Income from continuing operations           (917)              552              --            (365)
                    before taxes
     (Loss) Income from continuing operations           (574)              374              --            (200)
     Identifiable assets                               25,373            8,593              --           33,966

     March 31, 1996

     Revenue                                          $32,708          $11,246            $ --          $43,954
     Inter-area transfers                                   7            1,026          (1,033)             --
     (Loss) Income from continuing operations           (640)            1,297              --              657
                    before taxes
     (Loss) Income from continuing operations           (375)              887              --              512
     Identifiable assets                               28,466            8,008              --           36,474


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

18.  Average Common Shares and Common Share Equivalents Outstanding

                                                                  Years Ended March 31,
                                                               1998        1997        1996
                                                             ---------   ---------   ---------
      Weighted-Average Number of Common Shares Outstanding   3,347,689   3,347,689   3,452,215
      Common Stock Equivalents Based Upon the
      Treasury Stock  Method                                      --         4,592      65,420
                                                             ---------   ---------   ---------
      Total                                                  3,347,689   3,352,281   3,517,635
                                                             =========   =========   =========

19.  Supplemental Cash Flow Information

                                                                  Years Ended March 31,
                                                               1998       1997         1996
                                                             --------   --------     --------
Income Taxes Paid                                            $313,303    $499,924    $453,995
Interest Paid                                                $145,962    $275,213    $446,137

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

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of HoloPak Technologies, Inc.
East Brunswick, New Jersey

We have audited the consolidated balance sheets of HoloPak Technologies, Inc. and its subsidiaries as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998, and have issued our report thereon dated June 26, 1998. Our audits also included the financial statement schedule of HoloPak Technologies, Inc. and its subsidiaries, listed in the index at item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
Parsippany, New Jersey
June 26, 1998

                   HOLOPAK TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS


                                     Balance at     Charged to                                Balance at
                                    Beginning of    Costs and                    Other         End of
                                       Period        Expenses     Deductions    Add/(Ded)      Period
                                       ------        --------     ----------    ---------    -----------
Year Ended March 31, 1998

Allowance for Doubtful Accounts        $174,838      $121,906       $78,844      $(296)(a)      $217,604

Year Ended March 31, 1997

Allowance for Doubtful Accounts         $81,402      $188,000       $94,334      $(230)(a)      $174,838

Year Ended March 31, 1996

Allowance for Doubtful Accounts         $56,959      $132,417      $108,028        $54(a)       $ 81,402



(a) Represents the effect of translating balance sheets of foreign subsidiary to U. S. dollars.