Form 10-Q/A
period 1998-09-30
HOLOPAK TECHNOLOGIES INC
filed 1999-03-02
CIK 877928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1998

                                       OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________________  to  _______________________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

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

                                      Index


                                                                     Page Number
                                                                     -----------

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1998
         (Unaudited) and March 31, 1998                                       1

         Consolidated Statements of Operations (Unaudited) for the Three
         and Six Months ended September 30, 1998 and 1997                     2

         Consolidated Statements of Cash Flows (Unaudited) for the Six
         Months Ended September 30, 1998 and 1997                             3

         Notes to Consolidated Financial Statements                           4


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  6


PART II: OTHER INFORMATION                                                   11

Item 4.  Submission of matters to vote of Security Holders                   11


SIGNATURES                                                                   12


EXHIBITS                                                                     13

                   HoloPak Technologies, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                                      September 30,     March 31,
                                                                                                          1998            1998
                                                                                                       (Unaudited)      (Audited)
                                                                                                      ============    ============
                                        Assets
Current Assets:
    Cash and Cash Equivalents .....................................................................   $  2,564,903    $  1,939,764
    Accounts Receivable, less allowance
       for doubtful accounts of $205,286 as of September 30, 1998 and $217,604 as of March 31, 1998      5,705,185       5,740,100
    Inventories (Note 2) ..........................................................................      6,604,710       7,413,759
    Prepaid Expenses ..............................................................................        473,781         477,020
    Prepaid Income Taxes ..........................................................................        233,171         104,876
    Deferred Income Taxes .........................................................................        125,000         129,834
    Other Current Assets ..........................................................................         60,340          40,120
                                                                                                      ------------    ------------

Total Current Assets ..............................................................................     15,767,090      15,845,473

Property and Equipment, less accumulated depreciation of $15,133,163 as of September 30, 1998 and
    $14,382,827 as of March 31, 1998 ..............................................................      7,894,669       8,169,074

Excess of Cost over Fair Value of Net Assets Acquired, less accumulated amortization
    of $1,861,887as of September 30, 1998 and $1,761,669 as of March 31, 1998 .....................      6,498,928       6,599,146
Other Assets ......................................................................................        145,607         147,102
                                                                                                      ------------    ------------

Total  Assets .....................................................................................   $ 30,306,294    $ 30,760,795
                                                                                                      ============    ============


                                        Liabilities and Stockholders' Equity
Current Liabilities:
   Current Maturities of Long-Term Debt (Note 3) ..................................................   $    633,750    $  1,080,000
   Accounts Payable and Accrued Liabilities .......................................................      3,144,051       3,079,475
                                                                                                      ------------    ------------

Total Current Liabilities .........................................................................      3,777,801       4,159,475

Long-Term Debt  (Note 3) ..........................................................................        676,250            --
Deferred Income Taxes .............................................................................        938,816       1,027,353
                                                                                                      ------------    ------------

Total Liabilities .................................................................................      5,392,867       5,186,828
                                                                                                      ------------    ------------

Stockholders' Equity
    Preferred Stock: $.01 par value: 10,000,000 shares authorized; none issued ....................           --              --
    Common Stock; $.01 par value; 10,000,000 shares authorized;  2,796,403 shares issued ..........         27,964          27,964
    Class A Common Stock; nonvoting; $.01 par value: 2,000,000 shares authorized;
       753,086 shares convertible to Common Stock at any time at the stockholder's option .........          7,531           7,531
    Class B Common Stock, $.01 par value; 700,000 shares authorized; none issued ..................           --              --
    Additional Paid-in Capital ....................................................................     22,228,094      22,228,094
    Retained Earnings .............................................................................      5,182,146       5,302,398
    Cumulative Translation Adjustment .............................................................     (1,260,823)       (720,535)
                                                                                                      ------------    ------------

                                                                                                        26,184,912      26,845,452
    Less:  Common Stock (201,800 shares) Held In Treasury, at cost ................................     (1,271,485)     (1,271,485)
                                                                                                      ------------    ------------

Total Stockholders' Equity ........................................................................     24,913,427      25,573,967
                                                                                                      ------------    ------------

Total Liabilities and Stockholders' Equity ........................................................   $ 30,306,294    $ 30,760,795
                                                                                                      ============    ============


See unaudited notes to consolidated financial statements.

                   HoloPak Technologies, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                          Three Months Ended                 Six Months Ended
                                                                             September 30,                     September 30,
                                                                         1998             1997             1998             1997
                                                                     (Unaudited)      (Unaudited)      (Unaudited)       (Unaudited)
                                                                    ============     ============     ============      ============
Net Revenues ..................................................     $  8,547,219     $  9,864,495     $ 17,307,525      $ 19,505,836

Cost of Sales .................................................        6,843,008        7,698,131       13,887,723        15,333,721
                                                                    ------------     ------------     ------------      ------------

Gross Profit ..................................................        1,704,211        2,166,364        3,419,802         4,172,115

Selling, General & Administrative Expenses ....................        1,692,708        2,013,337        3,589,878         3,987,659
                                                                    ------------     ------------     ------------      ------------

Operating (Loss) Income .......................................           11,503          153,027         (170,076)          184,456

Interest Income ...............................................           30,836           32,056           62,474            60,136
Interest Expense ..............................................           26,734           38,389           54,018            84,164
                                                                    ------------     ------------     ------------      ------------

(Loss) Income Before Income Taxes .............................           15,605          146,694         (161,620)          160,428

(Benefit) Provision for Income Taxes ..........................           13,855           63,699          (41,368)           70,143
                                                                    ------------     ------------     ------------      ------------

Net (Loss) Income .............................................     $      1,750     $     82,995     $   (120,252)     $     90,285
                                                                    ============     ============     ============      ============



Basic and diluted (loss) earnings per share (Note 6):

    Net (Loss) Income .........................................     $       0.00     $       0.02     $      (0.04)     $       0.03
                                                                    ============     ============     ============      ============

Weighted-average number of common shares
   and common share equivalents outstanding ...................        3,347,689        3,347,689        3,347,689         3,347,689


See unaudited notes to consolidated financial statements.

                   HoloPak Technologies, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                                                            Six Months Ended
                                                                                                              September 30,
                                                                                                          1998              1997
                                                                                                      (Unaudited)       (Unaudited)
                                                                                                      ===========       ===========
Cash Flows From Operating Activities
Net (Loss) Income ..............................................................................      $  (120,252)      $    90,285
  Adjustments to reconcile net (loss) income to net cash provided by operating activites:
     Depreciation ..............................................................................        1,150,868         1,301,660
     Amortization ..............................................................................          100,218           100,191
     Gain on sale of fixed assets ..............................................................           (1,000)           (5,200)
     Decreases (Increases) In:
       Accounts receivable .....................................................................         (103,226)         (453,067)
       Inventories .............................................................................          657,660           364,432
       Prepaid expenses ........................................................................           (5,441)           37,281
       Prepaid Income taxes ....................................................................         (129,247)           17,143
       Other current assets ....................................................................          (20,220)          (70,079)
       Other assets ............................................................................          (66,532)           31,631
     (Decreases) Increases In:
       Accounts payable and accrued liabilities ................................................          117,225           120,646
       Deferred income taxes ...................................................................          (62,665)           25,191
                                                                                                      -----------       -----------

        Net cash provided by operating activities ..............................................        1,517,388         1,560,114
                                                                                                      -----------       -----------

Cash Flows From Investing Activities
    Proceeds from sale of fixed assets .........................................................            1,000             5,200
    Capital expenditures .......................................................................       (1,076,616)         (354,150)
                                                                                                      -----------       -----------

        Net cash used in investing activities ..................................................       (1,075,616)         (348,950)
                                                                                                      -----------       -----------

Cash Flows From Financing Activities
    Repayment of long-term borrowings ..........................................................         (270,000)         (876,250)
    Net increase in long-term borrowings .......................................................          500,000              --
                                                                                                      -----------       -----------
        Net cash provided from (used in) financing activities ..................................          230,000          (876,250)
                                                                                                      -----------       -----------

Effect of exchange rate changes on cash and cash equivalents ...................................          (46,633)               10
                                                                                                      -----------       -----------

Net increase in cash and cash equivalents ......................................................          625,139           334,924
Cash and Cash Equivalents,  Beginning of Period ................................................        1,939,764         3,004,356
                                                                                                      -----------       -----------

Cash and Cash Equivalents, End of Period .......................................................      $ 2,564,903       $ 3,339,280
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

2.   Inventories

     The components of inventories were as follows:

                            September 30, 1998       March 31, 1998
                            ------------------       --------------
     Finished Goods             $3,649,533              $3,859,107
     Work in Process               662,368                 839,991
     Raw Materials               2,292,809               2,714,661
                                 ---------               ---------
     TOTAL                      $6,604,710              $7,413,759
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

     Annual maturities of long-term debt are as follows:

                  For the Period Ended
                       September 30,               Payments
                  --------------------           -----------
                           1999                  $   633,750
                           2000                      395,000
                           2001                      125,000
                           2002                      125,000
                           2003                       31,250
                                                 -----------
                                                 $ 1,310,000
                                                 ===========

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

                               FINANCIAL CONDITION

Liquidity and Capital Resources:

As of September 30, 1998, the Company had cash of $2.6 million and working capital of $12.0 million, compared to cash of $1.9 million and working capital of $11.7 million at March 31, 1998. The increase in cash is primarily attributable to cash generated from operations. The increase in working capital is the result of the reclassification of short- term borrowings to long-term debt due to the renegotiation of the Company's credit line facility. Depreciation and amortization for the six month period was $1.2 million while capital investment was $1.1 million.

The Company has available a general purpose credit line of $3,000,000 with a remaining availability of $3,000,000 at November 10, 1998.

     The Company's financial covenants under the Company's $3,000,000 credit line consist of a Fixed Charge Coverage Ratio of 1.1 to 1.0 for the preceding twelve months calculated at the end of each fiscal quarter and a minimum Tangible Net Worth Covenant of $19,450,000 calculated at the end of each fiscal quarter. The Tangible Net Worth Covenant was renegotiated to a minimum of $17,750,000 as of October 1, 1998. As of September 30, 1998, the Company was in compliance with the Fixed Charge Coverage Ratio and the Tangible Net Worth Covenant.

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

Costs

The Company does not expect the costs associated with its YEAR 2000 efforts to be substantial. The Company has not incurred any costs associated with the Year 2000 problem as of September 30, 1998. The Company estimates that the total amount will not exceed $400,000, such cost to be incurred during the third and fourth quarter of fiscal year 1999 and throughout the remainder of 1999. Such total amount includes expenditures under capital leases for certain hardware and software costs. The Company's aggregate cost estimate does not include time and costs that may be incurred by the Company as a result of the failure of any third parties, including suppliers, to become YEAR 2000 ready or costs to implement any contingency plan.

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

Item 5.   Other Information                                             None

Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits

               Exhibit 10.38*      Fifth Amendment to Loan
                                   Agreement between the Company &
                                   First Union National Bank,
                                   relating to a $3.0 million line
                                   of credit and a conversion of $500,000
                                   into a term loan

               Exhibit 11*         Computation of (Loss) Earnings Per Share

          (b)  Report on Form 8-K                                       None

----------
*    Previously filed

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.



HoloPak Technologies, Inc.


/s/ James L. Rooney                            Dated:  March  , 1999
    ------------------------                           -------------------
    James L. Rooney
    President and
    Chief Executive Officer


/s/ Arthur Karmel                              Dated:  March  , 1999
    ------------------------                           -------------------
    Arthur Karmel
    Chief Financial Officer